Form 10-Q
period 2026-03-27
FRESH DEL MONTE PRODUCE INC
filed 2026-05-06
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2026
OR
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

As of April 24, 2026, there were 47,576,609 ordinary shares of Fresh Del Monte Produce Inc. issued and outstanding.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

Form 10-Q
For the Quarter Ended March 27, 2026

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	March 27, 2026	December 26, 2025
Assets
Current assets:
Cash and cash equivalents	$66.3	$35.7
Trade accounts receivable, net of allowance of $36.4 and $38.2, respectively	434.3	376.1
Other accounts receivable, net of allowance of $5.2 and $4.9, respectively	96.7	85.9
Inventories, net	728.4	581.9
Assets held for sale	14.9	9.6
Prepaid expenses and other current assets	36.5	51.6
Total current assets	1,377.1	1,140.8

Investments in and advances to unconsolidated companies	42.7	63.2
Property, plant and equipment, net	1,216.8	1,119.5
Operating lease right-of-use assets	191.4	192.8
Goodwill	389.8	390.0
Intangible assets, net	61.2	33.1
Deferred income taxes	47.9	45.5
Other noncurrent assets	75.5	74.1
Total assets	$3,402.4	$3,059.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$518.8	$467.3
Current maturities of debt and finance leases	7.0	1.5
Current maturities of operating leases	46.5	45.4
Income taxes and other taxes payable	15.8	15.1
Total current liabilities	588.1	529.3

Long-term debt and finance leases	451.5	176.2
Retirement benefits	102.9	92.4
Deferred income taxes	80.3	79.1
Operating leases, less current maturities	123.9	125.9
Other noncurrent liabilities	26.2	25.9
Total liabilities	1,372.9	1,028.8
Commitments and contingencies (See Note 11)
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,573,508 and 47,373,027 issued and outstanding, respectively	0.5	0.5
Paid-in capital	608.5	606.6
Retained earnings	1,439.7	1,447.3
Accumulated other comprehensive loss	(33.9)	(38.2)
Total Fresh Del Monte Produce Inc. shareholders' equity	2,014.8	2,016.2
Noncontrolling interests	14.7	14.0
Total shareholders' equity	2,029.5	2,030.2
Total liabilities and shareholders' equity	$3,402.4	$3,059.0
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended
	March 27, 2026	March 28, 2025
Net sales	$1,044.1	$1,098.4
Cost of products sold	955.1	1,006.2
Gross profit	89.0	92.2
Selling, general and administrative expenses	51.1	48.1
Gain on disposal of property, plant and equipment, net	2.2	0.8
Asset impairment and other charges, net	20.0	—
Operating income	20.1	44.9
Interest expense	2.2	3.4
Interest income	0.3	0.1
Income from equity method investments	6.6	—
Other expense, net	6.3	2.8
Income before income taxes	18.5	38.8
Income tax provision	7.8	6.9
Net income	10.7	31.9
Less: Net income attributable to noncontrolling interests	0.7	0.8
Net income attributable to Fresh Del Monte Produce Inc.	$10.0	$31.1

Earnings per share:
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Basic	$0.21	$0.65
Net income per ordinary share attributable to Fresh Del Monte Produce Inc. - Diluted	$0.21	$0.64

Dividends declared per ordinary share	$0.30	$0.30

Weighted average number of ordinary shares:
Basic	47,449,871	47,956,338
Diluted	47,869,455	48,268,620

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 27, 2026	March 28, 2025
Net income	$10.7	$31.9
Other comprehensive income:
Net unrealized gain (loss) on derivatives, net of tax	8.4	(2.4)
Net unrealized foreign currency translation (loss) gain	(4.7)	6.9
Net change in retirement benefit adjustment, net of tax	0.6	(0.3)
Comprehensive income	15.0	36.1
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.8
Comprehensive income attributable to Fresh Del Monte Produce Inc.	$14.3	$35.3

See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Quarter ended
	March 27, 2026	March 28, 2025
Operating activities:
Net income	$10.7	$31.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.1	18.5
Amortization of debt issuance costs	0.1	0.1
Share-based compensation expense	2.5	2.3
Asset impairments	16.1	—
Change in uncertain tax positions	0.7	(0.9)
Gain on disposal of property, plant and equipment, net	(2.2)	(0.8)
Income from equity method investments	(6.6)	—
Deferred income taxes	(1.2)	(4.4)
Other, net	(0.2)	(0.4)
Changes in operating assets and liabilities
Receivables	(62.9)	(38.7)
Inventories	21.0	(5.4)
Prepaid expenses and other current assets	(1.6)	(0.8)
Accounts payable and accrued expenses	50.8	46.1
Other assets and liabilities	0.8	(1.4)
Net cash provided by operating activities	44.1	46.1
Investing activities:
Capital expenditures	(14.4)	(10.0)
Proceeds from sales of property, plant and equipment	12.8	1.9
Acquisition of select assets of Del Monte Foods, net of cash acquired	(307.7)	—
Distributions received from unconsolidated companies	29.6	—
Investments in and advances to unconsolidated companies	(2.5)	(1.2)
Other investing activities	—	0.5
Net cash used in investing activities	(282.2)	(8.8)
Financing activities:
Proceeds from debt	266.9	148.4
Payments on debt	(1.9)	(159.5)
Distributions to noncontrolling interests	—	(0.1)
Share-based awards settled in cash for taxes	(1.7)	(0.9)
Dividends paid	(14.2)	(14.4)
Repurchase and retirement of ordinary shares	(4.0)	(7.6)
Other financing activities	(0.4)	(0.4)
Net cash provided by (used in) financing activities	244.7	(34.5)
Effect of exchange rate changes on cash	(1.0)	(1.0)
Net increase in cash, cash equivalents and restricted cash	5.6	1.8
Cash, cash equivalents and restricted cash, beginning	64.2	32.6
Cash, cash equivalents and restricted cash, ending	$69.8	$34.4
Supplemental cash flow information:
Cash paid for interest	$2.2	$4.2
Cash paid for income taxes	$5.2	$1.8
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new operating lease obligations	$6.8	$14.9
Preliminary deferred payment owed to sellers in connection with the Acquisition of select assets of Del Monte Foods	$1.1	$—
Dividends on restricted stock units	$0.6	$0.4
See accompanying notes.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance as of December 26, 2025	47,373,027	$0.5	$606.6	$1,447.3	$(38.2)	$2,016.2	$14.0	$2,030.2
Settlement of restricted stock units	300,481	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Repurchase and retirement of ordinary shares	(100,000)	—	(1.2)	(2.8)	—	(4.0)	—	(4.0)
Dividend declared	—	—	0.6	(14.8)	—	(14.2)	—	(14.2)
Comprehensive income:
Net income	—	—	—	10.0	—	10.0	0.7	10.7
Unrealized gain on derivatives, net of tax	—	—	—	—	8.4	8.4	—	8.4
Net unrealized foreign currency translation loss	—	—	—	—	(4.7)	(4.7)	—	(4.7)
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.6	0.6	—	0.6
Comprehensive income						14.3	0.7	15.0
Balance as of March 27, 2026	47,573,508	$0.5	$608.5	$1,439.7	$(33.9)	$2,014.8	$14.7	$2,029.5

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Fresh Del Monte Produce Inc. Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 27, 2024	47,940,300	$0.5	$605.0	$1,435.4	$(50.4)	$1,990.5	$16.3	$2,006.8
Settlement of restricted stock units	237,959	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(253,850)	—	(2.3)	(5.4)	—	(7.7)	—	(7.7)
Dividend declared	—	—	0.4	(14.8)	—	(14.4)	—	(14.4)
Comprehensive income:
Net income	—	—	—	31.1	—	31.1	0.8	31.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Net unrealized foreign currency translation gain	—	—	—	—	6.9	6.9	—	6.9
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive income						35.3	0.8	36.1
Balance as of March 28, 2025	47,924,409	$0.5	$605.4	$1,446.3	$(46.2)	$2,006.0	$17.0	$2,023.0

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

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer ("the CODM Group"). As disclosed in Note 14, "Business Segment Data", during the quarter ended March 27, 2026, we realigned certain of our reportable segments to conform with changes of our organizational structure, including how our CODM regularly reviews the performance of, and allocates resources to, these segments. Our historical segment reporting has been recast to reflect our current organizational structure which is now comprised of four reportable segments, three of which represent our primary businesses of fresh and value-added products, banana and prepared foods, and one that represents our other ancillary businesses.

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, and avocados.

•Banana

•Prepared Foods - includes prepared fruit and vegetables, juices, other beverages, and meals and snacks.

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our specialty ingredients business.

Acquisition of Del Monte Foods Assets

On March 19, 2026, we completed our acquisition of select assets of Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code for consideration of $310.2 million. For additional information, see Note 3, "Acquisitions".

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter ended March 27, 2026 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter ended March 27, 2026 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2027. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 26, 2025.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

We are required to evaluate events occurring after March 27, 2026 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter ended March 27, 2026. Events are evaluated based on whether they represent information existing as of March 27, 2026, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after March 27, 2026 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to March 27, 2026 through the date of issuance of these unaudited Consolidated Financial Statements.

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

2. Recently Issued Accounting Pronouncements

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU amends Accounting Standards Codification (ASC) 220 to require additional disclosure of certain expense information on an annual and interim basis, including but not limited to the amounts of purchases of inventory, employee compensation and depreciation and intangible asset amortization included within each income statement expense caption, as applicable. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. ASU 2024-03 should be applied prospectively; however, retrospective application is permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

3.  Acquisitions

On February 6, 2026, we entered into an Asset Purchase Agreement (the "APA") to acquire select assets of Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code which closed on March 19, 2026 (the "Closing Date"). Per the terms of the APA, we acquired (i) the prepared and packaged foods businesses of Del Monte Foods comprising canned vegetable, tomato, and refrigerated fruit business assets operated under the Del Monte®, S&W®, Contadina®, and Take Root Organics® trademarks, (ii) the bubble tea business operated under the Joyba® trademarks, (iii) four US facilities, two facilities in Mexico, and one facility in Venezuela and (iv) global ownership of the Del Monte® brand, which is subject to existing licensing arrangements across different regions and categories (the “Acquisition”). The APA also provided for the acquisition of 100% of the voting interests of Del Monte Foods Mexico and South American subsidiaries (the "Purchased Entities"), assumption of customer and supplier contracts as defined in the APA, as well as inventory at closing. The acquisition reunites the Del Monte® brand under a single owner for the first time in nearly four decades, expanding our prepared foods business and aligning with our existing fresh business under a global strategy to expand household penetration and enhance operational efficiency, flexibility, and cost structure.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

On the Closing Date, we entered into Amendment No. 1 to the Asset Purchase Agreement (the “Amendment”) with Del Monte Foods. The Amendment amended the APA to, among other things, (i) provide for the inclusion of additional contracts in the Purchased Contracts and Excluded Contracts schedules; (ii) update the schedule of Del Monte Foods’ employees that were offered employment by the Company or its designee and clarify the benefits to be provided to such employees, (iii) provide for the assumption of certain additional liabilities by the Company, (iv) clarify the post-closing obligations of the parties with respect to certain intercompany loans and Purchased Entities, (v) confirm the obligations of Del Monte Foods with respect to a pre-closing cybersecurity incident, and (vi) make other non-material revisions.

The Acquisition was accounted for as a business combination under ASC 805 with a total initial purchase consideration of $310.2 million, including base cash consideration of $285.0 million which includes $25.0 million from a portion of the escrow deposit and net of other adjustments per the APA. We funded the purchase consideration using cash on hand, our existing escrow deposit and proceeds from the Company's existing 2024 Amended Credit Facility as defined and described in Note 10, "Debt and Finance Lease Obligations". Prior to the Acquisition, we held a perpetual, royalty-free license to use the Del Monte® brand for processed and/or canned food in various countries throughout Europe, Africa, the Middle East and certain Asian Countries, as well as an agreement to utilize the Del Monte® brand for certain prepared food products in North America. We previously recognized the value of these rights as indefinite-lived intangible assets with a carrying value of $31.7 million. As a result of the Acquisition, including our purchase of the rights to the Del Monte® brand in regions where we previously held royalty-free licenses, the agreements were effectively settled resulting in the fair value of the settled licenses being included in the total purchase consideration. Accordingly, when including the effect of the effective settlement, total purchase consideration for the Acquisition as determined under ASC 805 was $341.9 million.

The following table summarizes the fair values of the net assets acquired and liabilities assumed on the Closing Date. Due to the timing of the Acquisition during the quarter, we are still finalizing and reviewing the estimated fair values of the assets acquired and liabilities assumed. Accordingly, measurement period adjustments, such as those to the provisional measurements of inventory, trade names and property, plant and equipment, may be recorded as the valuation procedures are finalized which may result in a change to our fair value allocation.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

At March 19, 2026
Assets acquired
Cash and cash equivalents	$1.5
Trade accounts receivable	4.1
Other accounts receivable	15.1
Inventories(1)	168.2
Assets held for sale	2.5
Prepaid expenses and other current assets	8.6
Property, plant and equipment (2)	120.1
Operating lease right-of-use assets	4.7
Deferred income taxes	5.8
Other noncurrent assets	0.3
Trade names	60.1

Liabilities assumed
Accounts payable and accrued expenses	13.2
Current maturities of debt and finance leases	5.4
Current maturities of operating leases	3.3
Income taxes and other taxes payable	5.8
Long-term debt and finance leases	10.7
Retirement benefits	9.3
Operating leases, less current maturities	1.4
Net assets acquired	$341.9

(1) Includes an inventory valuation step-up of $6.2 million. The preliminary fair value was determined based on level 3 inputs which included the estimated selling price of the inventory, less the remaining estimated costs to sell such inventory at estimated normal profit margin.

(2) Includes $16.1 million of right‑of‑use assets related to the bubble tea business operated under the Joyba® trademark. Based on our decision to discontinue production of Joyba® after the Closing Date, we recorded an impairment of these right-of-use assets during the quarter ended March 27, 2026. See Note 5, "Asset Impairment and Other Charges, Net".

Intangible assets acquired

The fair value of the Del Monte®, S&W®, and Contadina® was estimated using the royalty savings method, an income approach technique that reflects the royalty expense a market participant would avoid by owning rather than licensing each brand. Key assumptions included in this measurement are forecasted revenue and cash flows attributable to each brand, the royalty rate, and discount rate. Based on our expected usage of each brand, we determined the Del Monte®, S&W®, and Contadina® brands to have indefinite useful lives.

The valuation of the trade names relied on significant unobservable inputs and are classified as level 3 fair value measurements.

Operations of Del Monte Foods Assets

Operations of the acquired Del Monte Foods assets under the APA generated approximately $24.3 million of revenue and $(16.0) million of net loss before provision for income taxes for the period from the Closing Date through March 27, 2026, inclusive of impairment charges taken on the Joyba® right-of-use assets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

During the quarter ended March 27, 2026, we incurred $3.5 million of acquisition-related costs, which primarily consist of compensatory, advisory, legal, accounting, valuation, other professional and consulting fees related to the Acquisition, and are included in the line item “Asset impairment and other charges, net” in our Consolidated Statement of Operations.

Unaudited Supplemental Pro Forma Results (in millions)

The following unaudited pro forma combined financial information presents our results including Del Monte Foods as if the business combination had occurred at the beginning of fiscal year 2025. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the Acquisition actually occurred at the beginning of fiscal year 2025, nor does such information purport to be indicative of future financial operating results.

	Quarter ended
	March 27, 2026	March 28, 2025
Net sales	$1,213.0	$1,316.5
Net income (loss)	(19.4)	(17.5)
Net income (loss) attributable to Fresh Del Monte Produce Inc.	$(20.1)	$(18.3)

The unaudited pro forma results reflect certain pro forma adjustments to revenue and net income that were directly attributable to the Acquisition, assuming the transaction occurred on the beginning of fiscal year 2025, including the following:

•the recognition of incremental depreciation and amortization expense related to the fair value adjustments of acquired property, plant and equipment and identifiable intangible assets;
•the amortization of the inventory fair value adjustment of $2.3 million;
•the recognition of transaction-related costs of $5 million incurred by the Company to effectuate the Acquisition; and
•the related tax effect of the adjustments above.

Restricted Cash

At March 27, 2026 and December 26, 2025, we held $3.5 million and $28.5 million, respectively in an escrow account in connection with the Acquisition. These amounts are presented under prepaid expenses and other current assets on our Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets, that reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

	March 27, 2026	December 26, 2025
Cash and cash equivalents	$66.3	$35.7
Restricted cash included in:
Prepaid expenses and other current assets	3.5	28.5
Total cash, cash equivalents and restricted cash	$69.8	$64.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $42.7 million as of March 27, 2026 and $63.2 million as of December 26, 2025. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition and agricultural technology sectors. Our investments in unconsolidated companies include investments in companies who qualify as investment companies pursuant to Accounting Standards Codification Topic 946, Financial Services - Investment Companies ("ASC 946") and, accordingly, are carried at net asset value ("NAV"), which approximates fair value. Our investments in unconsolidated companies which qualify as investment companies under ASC 946, which make up approximately $32.0 million of the balance as of March 27, 2026 and $52.9 million of the balance as of December 26, 2025, cannot be redeemed, but the funds will make distributions through liquidation. The estimate of the liquidation period varies from 2027 to 2037. Total unfunded commitments related to our investments in and advances to unconsolidated companies as of March 27, 2026 were $10.6 million.

Distributions received from these investments were $29.6 million and $0.8 million for the quarters ended March 27, 2026 and March 28, 2025. The $29.6 million distribution received during the quarter ended March 27, 2026 was as a result of the January 2026 liquidation of an investment fund whose carrying value made up $23.0 million of our investments in and advances to unconsolidated companies as of December 26, 2025.

5.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters ended March 27, 2026 and March 28, 2025 (U.S. dollars in millions):

	Quarter ended
	March 27, 2026			March 28, 2025
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Prepared segment:
Impairment of right-of-use asset (1)	$16.1	$—	$16.1	$—	$—	$—
Other:
Business transaction costs related to acquisition of Del Monte Foods (2)	—	3.5	3.5	—	—	—
Severance costs for transition employees related to acquisition of Del Monte Foods	—	0.4	0.4	—	—	—
Total asset impairment and other charges, net	$16.1	$3.9	$20.0	$—	$—	$—

(1) During the quarter ended March 27, 2026, we recorded impairment charges of $16.1 million related to right-of-use assets acquired from Del Monte Foods for product lines we do not intend to operate. See Note 3, "Acquisitions".

(2) During the quarter ended March 27, 2026, we recorded $3.5 million in business transaction costs, primarily related to transaction advisory fees, legal, consulting, and accounting expenses, related to our acquisition of Del Monte Foods. See Note 3, “Acquisitions”.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6. Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $272.5 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.9 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 27, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $32.9 million, and a net book value of $4.6 million as of the quarter ended March 27, 2026. The registration of this real estate collateral does not affect our operations in the country.

In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We filed objections contesting these assessments and subsequently initiated appeals. On January 16, 2026, the Company received an unfavorable decision related to the appeals. On February 9, 2026, we filed an action to pursue further appeal through the applicable appellate forum. The case remains pending.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. We have evaluated the impact of the global minimum tax rules under Pillar Two for the current interim period. The effect of Pillar Two has been reflected in our estimated annual effective tax rate used to determine income tax expense in accordance with ASC 740 for the quarter ended March 27, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are continuing to assess its impact on our consolidated financial statements.

Income tax provision was $7.8 million for the quarter ended March 27, 2026 compared with $6.9 million for the quarter ended March 28, 2025. The increase is primarily due to increased earnings in certain higher tax jurisdictions. In addition, the increase also reflects the impact of the implementation of global minimum tax rules under Pillar Two.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

7.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of March 27, 2026 were $434.3 million, net of allowances of $36.4 million. Our allowance for trade receivables consists of two components: a $16.4 million allowance for credit losses and a $19.7 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the quarters ended March 27, 2026 and March 28, 2025 (U.S. dollars in millions):

	Quarter ended
Trade receivables	March 27, 2026	March 28, 2025
Allowance for credit losses:
Balance, beginning of period	$16.8	$11.5
Provision for uncollectible amounts	—	0.6
Deductions to allowance related to write-offs	(0.1)	(0.4)
Recoveries of amounts previously allowed for	(0.2)	(0.2)
Foreign exchange effects	(0.1)	0.1
Balance, end of period	$16.4	$11.6

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	March 27, 2026		December 26, 2025
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$15.0	$20.8	$10.7	$22.3

The allowance for advances to growers and suppliers for the quarters ended March 27, 2026 and March 28, 2025 were as follows (U.S. dollars in millions):

	Quarter ended
	March 27, 2026	March 28, 2025
Allowance for advances to growers and suppliers:
Balance, beginning of period	$27.1	$12.1
Provision for uncollectible amounts	0.1	1.4
Balance, end of period	$27.2	$13.5

8.  Share-Based Compensation

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

	Quarter ended
	March 27, 2026	March 28, 2025
RSUs/PSUs	$2.5	$2.3

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the quarters ended March 27, 2026 and March 28, 2025:

Date of Award	Type of award	Units awarded	Price per share
For the quarter ended March 27, 2026
March 2, 2026	RSU	214,923	$43.02

For the quarter ended March 28, 2025
March 3, 2025	PSU	126,495	$30.27
March 3, 2025	RSU	287,426	$30.27

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

9.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	March 27, 2026	December 26, 2025
Finished goods	$311.2	$185.0
Raw materials and packaging supplies	161.4	156.3
Growing crops	255.8	240.6
Total inventories, net	$728.4	$581.9

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

10.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	March 27, 2026	December 26, 2025
Senior unsecured revolving credit facility (see Credit Facility below)	$438.0	$173.0
Finance lease obligations	20.5	4.7
Total debt and finance lease obligations	458.5	177.7
Less: Current maturities	(7.0)	(1.5)
Long-term debt and finance lease obligations	$451.5	$176.2

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. As a result of our March 19, 2026 acquisition of select assets of Del Monte Foods meeting the definition of a Permitted Acquisition as defined in the 2024 Amended Credit Facility, the Consolidated Leverage Ratio required to be maintained was increased to not exceed 4.25 to 1.00 as of the end of the quarter ended March 27, 2026 and will remain at that level for the succeeding three fiscal quarters.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of March 27, 2026, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.2 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $1.2 million and $1.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of March 27, 2026 and December 26, 2025, respectively.

The following is a summary of the material terms of the 2024 Amended Credit Facility and other working capital facilities at March 27, 2026 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	February 21, 2029	4.78%	$750.0	$312.0
Rabobank letter of credit facility	364 days	June 12, 2026	Varies	25.0	14.3
Other working capital facilities	Varies	Varies	Varies	20.9	10.0
				$795.9	$336.3

The margin for Term SOFR advances as of March 27, 2026 was 1.000%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of March 27, 2026, we applied $31.6 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to our variable rate borrowings from our revolving credit facility. During July 2024, outstanding interest rate swaps previously used to hedge the risk of fluctuation on future interest payments reached maturity or were terminated. Refer to Note 15, “Derivative Financial Instruments.”

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $3.2 million. As of March 27, 2026, $2.7 million was included in other noncurrent liabilities, and $0.5 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in 2026, $0.2 million in 2027, $0.2 million in 2028, $0.1 million in 2029, and $0.3 million in 2030.

Value Added Tax ("VAT") Receivables

In connection with administrative delays in a jurisdiction in which we operate, we have incurred delays in the collection of VAT refund claims made by the Company. As a result of those delays, as of March 27, 2026 we have classified $20.5 million of VAT receivables related to the jurisdiction as non-current assets which are included in other noncurrent assets in our Consolidated Balance Sheets. While we believe the amounts are collectible through standard administrative processes, these amounts may ultimately need to be recovered through administrative appeals or other legal means.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended
	March 27, 2026	March 28, 2025
Numerator:
Net income attributable to Fresh Del Monte Produce Inc.	$10.0	$31.1

Denominator:
Weighted average number of ordinary shares - Basic	47,449,871	47,956,338
Effect of dilutive securities - share-based awards	419,584	312,282
Weighted average number of ordinary shares - Diluted	47,869,455	48,268,620

Antidilutive awards (1)	60,464	—

Net income per ordinary share attributable to Fresh Del Monte Produce Inc.:
Basic	$0.21	$0.65
Diluted	$0.21	$0.64

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended
	March 27, 2026	March 28, 2025
Service cost	$1.9	$1.6
Interest cost	1.9	1.9
Expected return on assets	(0.7)	(0.8)
Amortization of net actuarial loss	0.1	0.1
Net periodic benefit costs	$3.2	$2.8

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.6 million for the quarter ended March 27, 2026 and $0.5 million for the quarter ended March 28, 2025.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

14.  Business Segment Data

During the quarter ended March 27, 2026, we realigned our reportable segments for financial reporting purposes to reflect changes in how we monitor business performance and allocate resources, including changes as a result of our acquisition of Del Monte Foods described in Note 3, "Acquisitions". The change resulted in our internal reporting breaking out the results of our prepared foods business, which includes prepared fruit and vegetables, juices, other beverages, and meals and snacks, which was previously reported as a part of our fresh and value-added products reportable segment. The change in our reportable segments did not result in a change to our reporting units for purposes of goodwill impairment testing. Prior period amounts have been recast to conform to the current period presentation.

As a result of the realignment noted above, our business is now comprised of four reportable segments, three of which represent our primary businesses of fresh and value-added products, prepared foods, and banana, and one that represents our other ancillary businesses.

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, and avocados.

•Banana

•Prepared Foods - includes prepared fruit and vegetables, juices, other beverages, and meals and snacks

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

	Quarter ended
	March 27, 2026			March 28, 2025
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$549.0	$489.2	$59.8	$612.3	$553.3	$59.0
Banana	357.1	340.6	16.5	363.8	347.0	16.8
Prepared foods	82.5	73.6	8.9	70.9	60.6	10.3
Other products and services	55.5	51.7	3.8	51.4	45.3	6.1
Total	$1,044.1	$955.1	$89.0	$1,098.4	$1,006.2	$92.2

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended
Net sales by geographic region:	March 27, 2026	March 28, 2025
North America	$593.5	$646.8
Europe	234.9	221.7
Middle East	101.9	106.4
Asia	79.9	89.4
Other	33.9	34.1
Total	$1,044.1	$1,098.4

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

	Quarter ended
	March 27, 2026		March 28, 2025
Fresh and value-added products:
Fresh-cut fruit	$130.4	13%	$130.1	12%
Fresh-cut vegetables	33.8	3%	68.2	6%
Pineapples	167.8	16%	161.9	15%
Avocados	72.6	7%	106.7	10%
Non-tropical fruit	56.5	5%	51.6	5%
Melons	58.8	6%	54.8	5%
Vegetables	5.8	1%	15.7	1%
Other fruit and vegetables	23.3	2%	23.3	2%
Total fresh and value-added products	549.0	53%	612.3	56%
Banana	357.1	34%	363.8	33%
Prepared foods	82.5	8%	70.9	6%
Other products and services	55.5	5%	51.4	5%
Total	$1,044.1	100%	$1,098.4	100%

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	March 27, 2026	December 26, 2025
North America	$220.1	$122.9
Europe	28.8	29.2
Middle East	46.4	47.2
Africa	39.0	38.2
Asia	44.4	46.2
Central America	629.4	626.0
South America	45.1	44.5
Maritime equipment (including containers)	158.1	160.2
Corporate	5.5	5.1
Total property, plant and equipment, net	$1,216.8	$1,119.5

Total assets:	March 27, 2026	December 26, 2025
North America	$943.6	$624.7
Europe	380.7	350.3
Middle East	213.0	214.1
Africa	167.9	161.2
Asia	166.3	163.8
Central America	1,087.9	1,082.7
South America	117.6	105.2
Maritime equipment (including containers)	175.7	176.0
Corporate	149.7	181.0
Total assets	$3,402.4	$3,059.0
Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 38% of our property, plant and equipment as of March 27, 2026. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of March 27, 2026 and December 26, 2025.

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on March 27, 2026 was $0.3 million. As of March 27, 2026, no triggering event had occurred and thus we were not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we may mitigate that exposure by entering into foreign currency forward or collar contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At March 27, 2026, our foreign currency forward contracts hedge a portion of our 2026 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

We had the following outstanding foreign currency contracts as of March 27, 2026 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	292.5
Chilean peso	CLP	15,056.2
Kenyan shilling	KES	2,992.0

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

In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At March 27, 2026, $2.4 million in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.1 million is expected to be reclassified to earnings through interest expense over the next twelve months.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of March 27, 2026 and December 26, 2025 (U.S. dollars in millions):

	Foreign exchange contracts (1)
Balance Sheet location:	March 27, 2026	December 26, 2025
Asset derivatives:
Prepaid expenses and other current assets	$8.2	$0.4

Liability derivatives:
Accounts payable and accrued expenses	$0.3	$1.4

(1) See Note 16, “Fair Value Measurements,” for fair value disclosures.

As of March 27, 2026, we expect that $9.0 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $1.3 million over the following 2 years, along with the earnings effect of the related forecasted transactions.

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters ended March 27, 2026 and March 28, 2025 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
	Quarter ended
Derivative instruments	March 27, 2026	March 28, 2025
Foreign exchange contracts	$8.7	$(1.5)
Interest rate swaps, net of tax	(0.4)	(0.9)
Total	$8.3	$(2.4)

Refer to Note 17, “Accumulated Other Comprehensive Loss” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters ended March 27, 2026 and March 28, 2025.

16.  Fair Value Measurements

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

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Foreign currency forward contracts, net asset (liability)
	March 27, 2026	December 26, 2025
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	7.9	(1.0)
Significant unobservable inputs (Level 3)	—	—

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

Divestiture of Mann Packing

During the fourth quarter of 2025, we completed the divestiture of the Mann Packing business. The transaction did not meet the criteria for classification as a discontinued operation under ASC 205‑20, as it did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results. As a result of the closing of the transaction, we recorded $31.3 million of receivables related to proceeds under the Mann Divestiture Agreement, including $17.6 million included in Other accounts receivable, net and $13.7 million, net of a present value discount of $4.3 million, included in Other noncurrent assets in our Consolidated Balance Sheet as of December 26, 2025. Loss before income taxes for this individually significant component was $8.6 million for the quarter ended March 28, 2025. In connection with our divestiture of the Mann Packing business during the fourth quarter of 2025, we entered into a five-year lease as lessor for our Gonzales, California processing facility commencing in December 2025. The lease provides the lessee the option to renew the lease for an additional five-year term as well as a purchase option which can be exercised annually as described in the lease agreement.

Fair Value of Non-Financial Assets

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2025. Our current estimates of future cash flows depend on our ability to demonstrate successful implementation of our strategies to improve sales and profitability from these activities over the upcoming quarters. If we are unable to demonstrate successful implementation of these strategies, it could lead to impairment of some or all of these assets. To the extent that future developments result in cash flows that are less than currently estimated levels, including as a result of an inability to successfully implement our strategies to improve sales and profitability of the related activities, it could lead to impairment of these assets.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Assets held for sale, which had a carrying amount of $14.9 million as of March 27, 2026, primarily consisted of $7.3 million related to idle farmland in Italy, $3.1 million related to farmland in Chile, $2.5 million related to facilities in North America, and $2.0 million related to facilities and farmland in Central America. These assets are recognized at the lower of cost or fair value less cost to sell.

During the quarter ended March 27, 2026, we received proceeds of $2.2 million from the sale of assets previously held for sale. As a result, we recorded a gain on disposal of property, plant and equipment, net of $2.1 million for the quarter ended March 27, 2026.

We recorded asset impairment and other charges during the quarter ended March 27, 2026 that do not fall under the scope of fair value measurement. Refer to Note 5, "Asset Impairment and Other Charges, Net".

17.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Quarter ended March 27, 2026
Balance at December 26, 2025	$1.9	$(24.8)		$(15.3)	$(38.2)
Other comprehensive (loss) income before reclassifications	9.7	(4.7)	(2)	0.4	5.4
Amounts reclassified from accumulated other comprehensive (loss) income	(1.3)	—		0.2	(1.1)
Net current period other comprehensive income (loss)	8.4	(4.7)		0.6	4.3
Balance at March 27, 2026	$10.3	$(29.5)		$(14.7)	$(33.9)

	Quarter ended March 28, 2025
Balance at December 27, 2024	$5.6	$(45.2)		$(10.8)	$(50.4)
Other comprehensive income (loss) before reclassifications	(3.6)	6.9	(2)	(0.4)	2.9
Amounts reclassified from accumulated other comprehensive loss	1.2	—		0.1	1.3
Net current period other comprehensive income (loss)	(2.4)	6.9		(0.3)	4.2
Balance at March 28, 2025	$3.2	$(38.3)		$(11.1)	$(46.2)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $2.3 million and a gain of $3.5 million for the quarters ended March 27, 2026 and March 28, 2025, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.

FRESH DEL MONTE PRODUCE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	Quarter ended
Details about accumulated other comprehensive loss components	March 27, 2026	March 28, 2025	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(0.7)	$1.9	Net sales
Foreign currency cash flow hedges	(0.3)	0.2	Cost of products sold
Interest rate swaps	(0.3)	(0.9)	Interest expense
Total	$(1.3)	$1.2
Amortization of retirement benefits:
Actuarial losses	$0.2	$0.1	Other expense, net
Total	$0.2	$0.1

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none were issued or outstanding at March 27, 2026, and 200,000,000 ordinary shares at $0.01 par value, of which 47,573,508 were issued and outstanding at March 27, 2026.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program") of up to $150 million of our ordinary shares. During the quarter ended March 27, 2026, we repurchased 100,000 shares for $4.0 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

The below is a summary of the dividends paid per share during the quarters ended March 27, 2026 and March 28, 2025. These dividends were declared and paid within the same fiscal quarter.

Quarter ended
March 27, 2026		March 28, 2025
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
March 27, 2026	$0.30	March 28, 2025	$0.30

We paid $14.2 million in dividends during the quarter ended March 27, 2026 and $14.4 million in dividends during the quarter ended March 28, 2025.

On April 28, 2026, our Board of Directors declared a quarterly cash dividend of thirty cents $0.30 per share, payable on June 11, 2026, to shareholders of record on May 19, 2026.

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

Subsequent to our March 2026 acquisition of select assets of Del Monte Foods, our business is comprised of four reportable segments, three of which represent our primary businesses of fresh and value-added products, banana and prepared foods, and one that represents our other ancillary businesses.

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, and avocados.

•Banana

•Prepared Foods - includes prepared fruit and vegetables, juices, other beverages, and meals and snacks

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our specialty ingredients business.

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Acquisition of Select Assets of Del Monte Foods Corporation II Inc. and Affiliates

On March 19, 2026, we completed the acquisition of select assets from Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code. In the acquisition, we acquired (i) the prepared and packaged foods businesses of Del Monte Foods comprising canned vegetable, tomato, and refrigerated fruit business assets operated under the Del Monte®, S&W®, Contadina®, and other trademarks as described in the APA, (ii) four US facilities, two facilities in Mexico, and one facility in Venezuela and (iii) global ownership of the Del Monte® brand, which is subject to existing licensing arrangements across different regions and categories (the “Acquisition”). As part of the Acquisition, we also acquired 100% of the voting interests of Del Monte Foods Mexico and South American subsidiaries, assumption of customer and supplier contracts as defined in the APA, as well as inventory at closing.

The Acquisition reunites the Del Monte® brand under a single owner for the first time in nearly four decades, expanding our prepared foods business and aligning with our existing fresh business under a global strategy to expand household penetration and enhance operational efficiency, flexibility, and cost structure.

Current Macroeconomic Environment

We continue to actively monitor macroeconomic trends and geopolitical pressures around the world including, among others, the conflicts in the Middle East and other regional or global military conflicts. During the first quarter of 2026, escalation of the conflict in the Middle East has resulted in significant disruption to shipping activities through the Strait of Hormuz, a critical maritime area used for global supply chain. Due to these disruptions, we incurred customer quality claims, product damages, and write-off of inventory resulting in $0.6 million of customer claims and $1.7 million of other product-related charges recognized during the first quarter of 2026. Additionally, these conflicts have resulted in increased variability in certain commodity and transport markets, including those for shipping fuel and fertilizer used for production and shipment of our products. We expect the increase of volatility in these commodity markets to be material. As a result of this increased volatility, our results and cash flows will be impacted, including increased costs for inputs used in our production and supply chain as well as affecting the affordability of our products for our customers. We continue to monitor developments with respect to the conflict in the region, including its ongoing impact on global commodity prices and shipping and logistic disruptions.

During 2025, the U.S. government signaled or announced numerous changes to its trade policy, including changes to existing trade agreements and the use of tariffs to enforce trade policy. The tariffs impact various jurisdictions we sell into and from which we purchase or source, including Costa Rica, Guatemala and Ecuador where we source the majority of our products sold into the United States. These tariffs exempt imports that are compliant with the United States-Mexico-Canada ("USMCA") trading agreement, which includes a wide range of fresh fruit and vegetables. On November 14, 2025, President Trump issued an executive order removing tariffs on various agricultural products, including certain imported fruits such as bananas and pineapples, reducing our exposure to tariff charges compared to earlier in the year. However, these trade policies are subject to change with limited or no advance notice to the Company. As a result, it is uncertain what, if any, impact tariffs or other trade policy may have on products we source or partially source from outside the United States. While we were able to mostly mitigate additional costs related to tariff charges placed on products sold into the United States during 2025 and the first quarter of 2026, if we are unable to successfully sustain our increased selling prices to our customers, institute new increases for incremental tariffs, or if increased selling prices impact consumer demand, we expect the impact for the remainder of 2026 to be material.

On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (IEEPA), including the additional country specific tariffs. We may be eligible to receive refunds of certain tariffs we paid that were levied under the IEEPA, however significant uncertainty exists regarding our ability to claim any potential tariff refunds as well as the timing of such refunds. Subsequent to the ruling by the United States Supreme Court striking down the tariffs, the U.S. government has announced its intent to levy new sets of tariffs under Sections 122 and 301 of the Trade Act of 1974, under Sections 122 and 301 of the Trade Act of which would not fall under the IEEPA. These new set of tariffs could also be facing legal challenges. As a result, significant uncertainty remains on the potential impact of tariffs on the cost of our products sold into the United States. The actual impact of tariffs on our business is subject to a number of factors including the duration of such tariffs, changes to the countries included in the scope of tariffs in the future, changes to amounts, potential retaliatory tariffs imposed by other countries, court rulings and other variables.

Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $272.5 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.9 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 27, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $32.9 million, and a net book value of $4.6 million as of the quarter ended March 27, 2026. The registration of this real estate collateral does not affect our operations in the country.

In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We filed objections contesting these assessments and subsequently initiated appeals. On January 16, 2026, the Company received an unfavorable decision related to the appeals. On February 9, 2026, we filed an action to pursue further appeal through the applicable appellate forum. The case remains pending.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. We have evaluated the impact of the global minimum tax rules under Pillar Two for the current interim period. The effect of Pillar Two has been reflected in our estimated annual effective tax rate used to determine income tax expense in accordance with ASC 740 for the quarter ended March 27, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are continuing to assess its impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week periods ended March 27, 2026 (also referred to as the “first quarter of 2026”) and March 28, 2025 (also referred to as the “first quarter of 2025”).

	Quarter ended
	March 27, 2026	March 28, 2025
Net sales	$1,044.1	$1,098.4
Gross profit	89.0	92.2
Selling, general and administrative expenses	51.1	48.1
Operating income	20.1	44.9

Net sales - Net sales for the first quarter of 2026 were $1,044.1 million, compared with $1,098.4 million in the first quarter of 2025. The decrease was primarily driven by lower net sales in our fresh and value-added products segment, reflecting the strategic divestiture of our Mann Packing business in the fourth quarter of 2025 and lower net sales of avocados due to industry-wide oversupply, which resulted in lower per-unit selling prices. The decrease was partially offset by net sales from our acquisition of Del Monte Foods on March 19, 2026, as well as the favorable impact of fluctuations in exchange rates primarily related to the Euro.

Gross profit - Gross profit for the first quarter of 2026 was $89.0 million, compared with $92.2 million in the first quarter of 2025. The decrease in gross profit was primarily driven by lower gross profit in our other products and services business segment, reflecting lower per-unit selling prices in its poultry and meats business due to slower demand and the impact of the Middle East conflict. Gross profit was also negatively impacted in our prepared foods business segment, driven by higher per-unit production and procurement costs. Across our portfolio, results were affected by supply chain disruptions in the Strait of Hormuz associated with geopolitical developments and the unfavorable impact of fluctuations in exchange rates due to a stronger Costa Rican colon. The decrease was partially offset by higher per-unit selling prices in our banana and pineapple product lines, as well as the acquisition of Del Monte Foods.

Gross profit for the first quarter of 2026 was negatively impacted by $2.3 million of charges, including $0.6 million of sales claims and $1.7 million of other product-related charges, primarily due to customer quality claims, product damage, and inventory write-offs related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. No other product-related charges were recorded during the first quarter of 2025.

Selling, general and administrative expenses - Selling, general and administrative expenses for the first quarter of 2026 increased by $3.0 million compared with the first quarter of 2025. The increase was primarily driven by our acquisition of Del Monte Foods, including the addition of sales and marketing costs incurred subsequent to our March acquisition, as well as higher advertising and promotional expenses in Europe.

Gain on disposal of property, plant and equipment, net - Gain on disposal of property, plant and equipment, net for the first quarter of 2026 of $2.2 million and consisted of the sale of farmlands in Chile. The gain on disposal of property, plant and equipment, net for the first quarter of 2025 of $0.8 million primarily consisted of the sale of idle land in Guatemala.

Asset impairment and other charges, net - Asset impairment and other charges, net of $20.0 million for the first quarter of 2026 primarily consisted of $16.1 million related to right-of-use assets acquired from Del Monte Foods for product lines we do not intend to operate and $3.5 million of business transaction costs, including transaction advisory fees, legal, consulting, and accounting expenses associated with our acquisition of Del Monte Foods. No asset impairment and other charges, net were recorded during the first quarter of 2025.

Operating income - Operating income decreased by $24.8 million in the first quarter of 2026 compared with the prior-year period. The decrease was primarily driven by higher asset impairment and other charges, net, when compared to the prior-year period.

Interest expense - Interest expense decreased by $1.2 million in the first quarter of 2026 compared with the prior-year period primarily due to lower average debt balances during the respective periods.

Income from equity method investments - Income from equity method investments increased by $6.6 million in the first quarter of 2026 compared to the prior-year period due to higher equity earnings of unconsolidated companies within the food and nutrition sector compared to the prior-year. The higher equity earnings were due to distributions received in excess of our carrying value at the time of liquidation of a fund in which we previously held an interest.

Other expense, net - Other expense, net for the first quarter of 2026 was $6.3 million compared with $2.8 million in the first quarter of 2025. The increase for the first quarter of 2026 was primarily due to higher foreign currency losses as compared to the prior-year period, primarily related to changes in the Costa Rican colon and Japanese yen.

Income tax provision - Income tax provision increased to $7.8 million for the first quarter of 2026 compared with $6.9 million for the first quarter of 2025. The increase is primarily due to increased earnings in certain higher tax jurisdictions. In addition, the increase also reflects the impact of the implementation of global minimum tax rules under Pillar Two.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	March 27, 2026					March 28, 2025
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$549.0	53%	$59.8	67%	10.9%	$612.3	56%	$59.0	64%	9.6%
Banana	357.1	34%	16.5	19%	4.6%	363.8	33%	16.8	18%	4.6%
Prepared foods	82.5	8%	8.9	10%	10.8%	70.9	6%	10.3	11%	14.5%
Other products and services	55.5	5%	3.8	4%	6.8%	51.4	5%	6.1	7%	11.9%
Total	$1,044.1	100%	$89.0	100%	8.5%	$1,098.4	100%	$92.2	100%	8.4%

First Quarter of 2026 Compared with First Quarter of 2025

Fresh and value-added products

Net sales for the first quarter of 2026 were $549.0 million, compared with $612.3 million in the prior-year period. The decrease in net sales was primarily a result of strategic reductions in our fresh and fresh-cut vegetables business, including the divestiture of our Mann Packing business during the fourth quarter of 2025, and lower per-unit selling prices of avocado due to industry-wide over supply. These decreases were partially offset by higher net sales of pineapples due to higher per-unit selling prices and the favorable impact of fluctuations in exchange rates primarily related to the euro.

Gross profit for the first quarter of 2026 was $59.8 million, compared with $59.0 million in the prior-year period. The increase in gross profit was primarily driven by our fourth quarter 2025 divestiture of our Mann Packing business, which generated negative gross profit in the prior-year period, and higher per-unit selling prices of pineapples. The increase was partially offset by lower net sales, higher per-unit production costs of melons, and weather related incidents in North America that negatively impacted sales volumes of fresh-cut fruit and contributed to lower per-unit selling prices in its melon product line during the quarter.

Gross profit for the first quarter of 2026 was negatively impacted by $0.8 million of charges, including $0.1 million of sales claims and $0.7 million of other product-related charges, primarily due to customer quality claims, product damages and write-off of inventory related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. No other product-related charges were recorded during the first quarter of 2025. Gross margin increased to 10.9% from 9.6% in the prior-year period.

Banana

Net sales for the first quarter of 2026 were $357.1 million, compared with $363.8 million in the prior-year period. The decrease in net sales was primarily a result of lower sales volume in Asia due to lower supply, including the impact of supplier changes in the quarter, and in North America due to weak market demand and the impact of adverse weather. The decrease in net sales was partially offset by higher per-unit selling prices across all of the Company's regions, and the favorable impact of fluctuations in exchange rates, primarily related to the euro.

Gross profit for the first quarter of 2026 was $16.5 million, compared with $16.8 million in the prior-year period. The decrease in gross profit was primarily driven by lower net sales and higher per-unit production and procurement costs, partially offset by higher per-unit selling prices.

Gross profit for the first quarter of 2026 was negatively impacted by $1.5 million of charges, including $0.5 million of sales claims and $1.0 million of other product-related charges, primarily due to customer quality claims, product damage, and inventory write-offs related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. No other product-related charges were recorded during the first quarter of 2025. Gross margin was 4.6%, consistent with 4.6% in the prior-year period.

Prepared foods

Net sales for the first quarter of 2026 were $82.5 million, compared with $70.9 million in the prior-year period. The increase in net sales was primarily driven by our acquisition of Del Monte Foods in March 2026 and was partially offset by lower net sales in Europe due to a lower availability of fruit inputs, including pineapple, used in canned pineapple.

Gross profit for the first quarter of 2026 was $8.9 million, compared with $10.3 million in the prior-year period. The decrease in gross profit was primarily driven by lower net sales in Europe and higher per-unit production and distribution costs, partially offset by our acquisition of Del Monte Foods. Gross margin decreased to 10.8% from 14.5% in the prior-year period.

Other products and services

Net sales for the first quarter of 2026 were $55.5 million, compared with $51.4 million in the prior-year period. The increase in net sales was the result of higher net sales of our third-party freight services business, and was partially offset by lower net sales in our poultry and meats business due to lower per-unit selling prices.

Gross profit was $3.8 million for the first quarter of 2026, compared with $6.1 million in the prior-year period. The decrease in gross profit was primarily a result of lower per-unit selling prices in our poultry and meats business. Gross margin decreased to 6.8% from 11.9% in the prior-year period.

Liquidity and Capital Resources

Fresh Del Monte Produce Inc. is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of March 27, 2026, our principal sources of liquidity were (i) cash generated from operations of our subsidiaries, (ii) our combined $796 million of credit facilities, including $750 million associated with our amended senior unsecured revolving credit facility, with an available capacity of approximately $336 million and (iii) existing cash and cash equivalents of $66.3 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

On March 19, 2026, we completed our acquisition of Del Monte Foods assets for consideration comprising of $310.2 million. For additional information, refer to Note 3. "Acquisitions" of the accompanying unaudited consolidated financial statements.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the first quarter of 2026, we repurchased 100,000 shares for $4.0 million under the Stock Repurchase Program. As of March 27, 2026, the maximum dollar value of shares yet to be repurchased under the Stock Repurchase Program was $116,156,420. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Quarter ended
	March 27, 2026	March 28, 2025
Summary cash flow information:
Net cash provided by operating activities	$44.1	$46.1
Net cash used in investing activities	(282.2)	(8.8)
Net cash provided by (used in) financing activities	244.7	(34.5)
Effect of exchange rate changes on cash	(1.0)	(1.0)
Net increase in cash, cash equivalents and restricted cash	5.6	1.8
Cash, cash equivalents and restricted cash, beginning	64.2	32.6
Cash, cash equivalents and restricted cash, ending	$69.8	$34.4

Operating Activities

Net cash provided by operating activities was $44.1 million for the quarter ended March 27, 2026 compared with $46.1 million for the quarter ended March 28, 2025, a decrease of $2.0 million. The primary driver of cash flows in both years was net earnings, with the decrease in net cash provided by operating activities during the quarter ended March 27, 2026, being primarily attributable to the lower net income. The decrease was partially offset by the change in non-cash items including higher asset impairments and the effect of working capital fluctuations, mainly due to lower levels of inventory and higher levels of trade receivables due to the timing of period-end receipts.

At March 27, 2026, we had working capital of $789.0 million, compared with $611.5 million at December 26, 2025, an increase of $177.5 million. The increase in working capital was primarily due to higher levels of inventory and trade accounts receivable, partially offset by higher levels of accounts payable and accrued expenses. The changes in working capital during the period were primarily due to our March acquisition of select assets of Del Monte Foods which was funded primarily with long-term debt.

Investing Activities

Net cash used in investing activities for the quarter ended March 27, 2026 was $282.2 million, compared with net cash used in investing activities of $8.8 million for the quarter ended March 28, 2025. Net cash used in investing activities for the quarter ended March 27, 2026 primarily consisted of our acquisition of select assets of Del Monte Foods, net of cash, for $307.7 million, capital expenditures of $14.4 million which mainly included expenditures related to (i) improvements to our banana and pineapple operations in Central America and (ii) improvements to our pineapple operations in Kenya. Net cash used in investing activities for the quarter ended March 27, 2026 also included $2.5 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities for the quarter ended March 27, 2026 were distributions received of $29.6 million due to the liquidation of an unconsolidated investment and proceeds from the distribution and the sale of property, plant and equipment of $12.8 million which primarily relate to the sale of a carrier vessel, two idle properties in Chile, and idle land in Guatemala.

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

Financing Activities

Net cash provided by financing activities for the quarter ended March 27, 2026 was $244.7 million, compared with net cash used in financing activities of $34.5 million for the quarter ended March 28, 2025. Net cash provided by financing activities for the quarter ended March 27, 2026 primarily consisted of net borrowings of debt of $265.0 million partially offset by dividends paid of $14.2 million and the repurchase and retirement of ordinary shares of $4.0 million as part of our previously announced stock repurchase program.

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

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. As a result of our March 19, 2026 acquisition of select assets of Del Monte Foods meeting the definition of a Permitted Acquisition as defined in the 2024 Amended Credit Facility, the Consolidated Leverage Ratio required to be maintained was increased to not exceed 4.25 to 1.00 as of the end of the quarter ended March 27, 2026 and will remain at that level for the succeeding three fiscal quarters.

Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. As a result of our March 19, 2026 acquisition of select assets of Del Monte Foods meeting the definition of a Permitted Acquisition as defined in the 2024 Amended Credit Facility, the Consolidated Leverage Ratio required to be maintained was increased to not exceed 4.25 to 1.00 as of the end of the quarter ended March 27, 2026 and will remain at that level for the succeeding three fiscal quarters. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of March 27, 2026, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In addition to the indebtedness under our 2024 Amended Credit Facility, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 10. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of March 27, 2026, we had $336.3 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the 2024 Amended Credit Facility.

We believe that our cash on hand, borrowing capacity available under our 2024 Amended Credit Facility, and cash flows from operations for the next twelve months will be sufficient to meet our cash requirements and service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our 2024 Amended Credit Facility covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 26, 2025.

Contractual Obligations

As of March 27, 2026, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2025.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 26, 2025. There were no material changes to these critical accounting policies or estimates during the first quarter of 2026.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net asset position of $7.9 million as of March 27, 2026 compared to a net liability position of $1.0 million as of December 26, 2025 due to the relative strengthening of exchange rates when compared to contracted rates, primarily related our Euro forward contracts, during the three months ended March 27, 2026.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. On July 19, 2024, we agreed to terminate our outstanding interest rate swap agreement in exchange for $7.3 million, net of fees of $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At March 27, 2026, $2.4 million remained in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.1 million is expected to be reclassified to earnings through interest expense over the next twelve months.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $9.0 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $1.3 million over the following 2 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill in our Annual Report on Form 10-K for the year ended December 26, 2025. During the quarter ended March 27, 2026, we did not record impairment charges associated with these reporting units, however we continue to monitor their performance.

Potential impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than the carrying value of the reporting unit. Future changes in the estimates used to conduct our impairment review, including our financial projections and changes in the discount rates used, could cause the analysis to indicate that our goodwill are impaired in subsequent periods and result in a write-off of a portion or all of goodwill.

During and subsequent to the quarter ended March 27, 2026, escalation of the conflict in the Middle East has resulted in significant disruption to shipping activities through the Strait of Hormuz and commercial activities globally, leading to increased variability in certain commodity markets such as shipping fuel and fertilizer. We cannot predict whether future developments associated with the conflict, including the length of heightened volatility in commodity markets or its impact on consumer demand, will result in changes to our projected cash flows or discount rates used that may lead to impairment of our goodwill.

New Accounting Pronouncements

Refer to Note 2. “Recently Issued Accounting Pronouncements” of the accompanying unaudited consolidated financial statements for a discussion of recent accounting pronouncements.

Seasonality

Interim results are subject to significant variations and may not be indicative of the results of operations that may be expected for an entire fiscal year. Due to seasonal sales price fluctuations, we have historically realized a greater portion of our net sales and gross profit during the first two quarters of the year. We anticipate the Del Monte Foods acquisition will reduce this seasonality on our financial results, as the businesses we acquired have historically realized a greater portion of its net sales during the last quarter of the year, however we cannot be certain this trend will continue subsequent to our acquisition. The sales price of any fresh produce item fluctuates throughout the year due to the supply of and demand for that particular item, as well as the pricing and availability of other fresh produce items, many of which are seasonal in nature. Information about the seasonality of our results is included under the caption “Seasonality” provided in Item 1. Business, of our Annual Report on Form 10-K for the year ended December 26, 2025.

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
•our ability to successfully integrate the acquired Del Monte Foods assets into our business operations;
•our expectations regarding the impact of tariffs and other governmental trade restrictions on our business;
•our expectations regarding the impact on our business operations of any geopolitical conflicts, including shipping disruptions as a result of the United States, Israel, and Iran conflict;
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. These various factors include, but are not limited to, the following:

•our ability to achieve the benefits we expect to realize as a result of our acquisition of the Del Monte Foods assets;
•liabilities acquired from the Del Monte Foods assets that are not known to us;
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of our Annual Report on Form 10-K for the year ended December 26, 2025.

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 27, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended March 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with exception of the acquisition noted below.

On March 19, 2026, we completed our acquisition of select assets of Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code. As a result of the acquisition, management is in the process of evaluating the existing controls and procedures of the acquired business and integrating it into our internal control over financial reporting. In accordance with interpretive guidance issued by the SEC staff, management is permitted to exclude an acquired business from its assessment of internal control over financial reporting in the first year subsequent to its acquisition. In light of the overlap between disclosure controls and procedures and internal control over financial reporting, we have excluded the portion of disclosure controls and procedures that are subsumed within the internal control over financial reporting of Del Monte Foods from management's evaluation of our disclosure controls and procedures as of March 27, 2026. The total assets and total revenues excluded from our assessment represented 11% and 2% as of and for the quarter ended March 27, 2026

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $7.9 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended March 27, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $32.9 million, and a net book value of $4.6 million as of the quarter ended March 27, 2026. The registration of this real estate collateral does not affect our operations in the country.

In a separate foreign jurisdiction where we are contesting tax assessments, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In a third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We have filed objections contesting these assessments and have subsequently initiated appeals. On January 16, 2026, the administrative court denied our appeal, and on February 9, 2026 we filed an action to pursue further appeal through the applicable appellate forum. The case remains pending.

We will continue to vigorously contest the adjustments and intend to exhaust all administrative and judicial remedies necessary in both jurisdictions to resolve the matters, which could be a lengthy process.

Item 1A. Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 26, 2025 includes a discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

Adverse perception, events or rumors relating to our Del Monte® brand could have a material adverse effect on our business.

We depend on the Del Monte® brand and our other proprietary brands, which we now own pursuant to our acquisition of Del Monte Foods, to differentiate and market our products and maintain consumer recognition and trust. Any events or rumors that cause consumers and/or institutions to no longer associate these brands with high-quality and safe food products may materially adversely affect the value of our brand names and demand for our products. Allegations involving the safety or security of our facilities, employees, or other members of the public, even if untrue, that we are not respecting the human rights found in our Human Rights Policy, which adheres to the United Nations Universal Declaration of Human Rights; actual or perceived failure by our suppliers or other business partners to comply with applicable labor and workplace rights laws, including child labor laws and equal pay laws, or their actual or perceived abuse or misuse of migrant workers or the like could negatively affect our Company’s overall reputation and brand image, which in turn could have a negative impact on our products’ acceptance by consumers or customers. For example, allegations regarding human rights violations have been made regarding our Kenya subsidiary. Any media coverage resulting therefrom, could create a negative public perception of our business, which in turn could have a negative impact on our products’ acceptance by consumers or customers.

Although we now own the trademark of Del Monte® brand and other brands acquired in the Del Monte Foods acquisition, we continue to share, pursuant to existing licensee agreements, the Del Monte® brand and the other brands with unaffiliated companies that manufacture, distribute and sell products under those brands, including the purchaser of the U.S. Del Monte® canned and ambient temperature fruit business. This may limit our ability to control the use of the brand. Furthermore, acts or omissions by these companies, including an instance of food-borne contamination or disease, may adversely affect the value of the Del Monte® brand. As a result, our reputation and the value of the Del Monte® brand may be adversely affected by negative consumer perception which could adversely affect our sales.

The Del Monte® brand may also be affected by negative perceptions associated with the prior financial condition and bankruptcy proceedings of Del Monte Foods. Although we were not responsible for such prior events, customers and vendors may nonetheless associate the brand with those developments.

Negative information about the Del Monte® brand, one of our other brands or our business, whether accurate or not, may be rapidly disseminated through traditional media and digital platforms, including social media and influencer channels, and may result in immediate harm to our reputation without affording us an opportunity to respond or mitigate such impact. Any sustained adverse consumer perception or loss of confidence in the Del Monte® brand could result in decreased demand for our products, harm our relationships with customers and suppliers, and materially adversely affect our business.

We rely on protection of our intellectual property and proprietary rights.

Our success also depends on our ability to protect our intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our intellectual property and proprietary technologies. As the owner of the trademark of Del Monte® and other brands following our acquisition of assets from Del Monte Foods, we have primary responsibility to maintain the enforceability of these brands, monitor unauthorized use, prevent infringement, and maintain the distinctiveness and reputation of the trademark across multiple jurisdictions and product categories. These efforts will require significant more resources than amounts that we previously spent as a licensor. To the extent that we are not successful in adequately protecting the Del Monte® or other brands, it could result in dilution of such brands, loss of exclusivity, increased third-party use that may be inconsistent with our brand standards, or contractual damages under our licensee agreements.

Our trademarks and brand names are registered in jurisdictions throughout the world. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. However, effective intellectual property protection may not be available in every country in which our brands are sold as the laws of some countries do not protect intellectual property rights to the same extent as the laws of the U.S. We protect our technology by, among other things, filing patent applications for technology relating to the development of our business in the U.S., the EU and selected foreign jurisdictions. We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect our technologies and processes. The failure of any patents, trademarks, trade secrets or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could adversely affect our business, financial conditions and results of operations.

The conflict between the United States, Israel, and Iran and the resulting geopolitical instability may adversely affect our business.

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the regions and threats on commercial cargo passing through the Strait of Hormuz, contributing to significant volatility and increase in global oil and energy prices. Brent crude oil prices have recently exceeded $110 per barrel and, at times, reached levels above $120 per barrel, reflecting a material disruption to global energy supply and logistics. These strikes have led to ongoing escalations throughout the Middle East, including additional retaliatory measures and disruptions to trade routes. Further escalation, such as additional military actions, sanctions, or other governmental or market responses, and sustained increase in oil prices may adversely affect our business, financial condition, and results of operations in several ways. Higher fuel costs increase the cost of operating our global logistics network, including ocean freight, trucking, and distribution, which are critical to the transportation of fresh produce and prepared food products. In addition, increased energy prices raise the cost of key agricultural inputs, including fertilizers, packaging materials, and petrochemical-based products, which are widely used throughout the food supply chain. Furthermore, rising fertilizer and agricultural input costs may negatively impact crop yields and sourcing costs, thereby increasing the price of raw materials and reducing supply reliability. Increased energy and input costs could continue to lead to broader inflationary pressures, including higher food prices globally, which may reduce consumer purchasing power and demand for our products. To the extent we are unable to fully offset these cost increases through pricing actions, or cost efficiencies, our margins and profitability may be adversely affected.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
December 27, 2025 to January 23, 2026	—	$—	—
January 24, 2026 to February 20, 2026	—	$—	—
February 21, 2026 to March 27, 2026	100,000	$40.24	100,000
Total	100,000			$116,156,420

(1)On February 21, 2025, our Board of Directors approved a share repurchase program of up to $150 million of our ordinary shares. The program does not obligate the Company to purchase a minimum amount of shares.

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits

Exhibit No.	Description
10.33**
Amendment No. 1 to the Original Asset Purchase Agreement, dated March 19, 2026, by and among the Company and Del Monte Foods (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2026).

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
_____________________
*    Furnished herewith.
**    Filed herewith.

***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 27, 2026 and December 26, 2025, (ii) Consolidated Statements of Operations for the quarters ended March 27, 2026 and March 28, 2025, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 27, 2026 and March 28, 2025, (iv) Consolidated Statements of Cash Flows for the quarters ended March 27, 2026 and March 28, 2025, (v) Consolidated Statements of Shareholders' Equity for the quarters ended March 27, 2026 and March 28, 2025 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Del Monte Produce Inc.

Date:	May 5, 2026	By:	/s/ Mohammed Abbas
Mohammed Abbas
President & Chief Operating Officer (Duly Authorized Officer)

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)