Form 10-Q
period 2026-06-26
DEL MONTE CORP
filed 2026-07-31
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2026
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

333-07708
(Commission file number)
———————————
DEL MONTE CORPORATION
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
c/o Del Monte Fresh Produce Company
241 Sevilla Avenue
Coral Gables, Florida 33134
(Address of Registrant’s U.S. Executive Office)

 ———————————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, $0.01 Par Value Per Share	DMC	New York Stock Exchange

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

As of July 17, 2026, there were 47,146,218 ordinary shares of Del Monte Corporation issued and outstanding.

DEL MONTE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarter and Six Months Ended June 26, 2026

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	June 26, 2026	December 26, 2025
Assets
Current assets:
Cash and cash equivalents	$36.1	$35.7
Trade accounts receivable, net of allowance of $38.7 and $38.2, respectively	423.5	376.1
Other accounts receivable, net of allowance of $5.5 and $4.9, respectively	106.4	85.9
Inventories, net	721.4	581.9
Assets held for sale	15.1	9.6
Prepaid expenses and other current assets	46.5	51.6
Total current assets	1,349.0	1,140.8

Investments in and advances to unconsolidated companies	49.0	63.2
Property, plant and equipment, net	1,206.4	1,119.5
Operating lease right-of-use assets	183.9	192.8
Goodwill	389.7	390.0
Intangible assets, net	75.9	33.1
Deferred income taxes	50.0	45.5
Other noncurrent assets	78.5	74.1
Total assets	$3,382.4	$3,059.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$530.1	$467.3
Current maturities of debt and finance leases	7.0	1.5
Current maturities of operating leases	44.2	45.4
Income taxes and other taxes payable	24.8	15.1
Total current liabilities	606.1	529.3

Long-term debt and finance leases	426.4	176.2
Retirement benefits	98.9	92.4
Deferred income taxes	80.6	79.1
Operating leases, less current maturities	117.5	125.9
Other noncurrent liabilities	30.8	25.9
Total liabilities	1,360.3	1,028.8
Commitments and contingencies (See Note 11)
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,146,218 and 47,373,027 issued and outstanding, respectively	0.5	0.5
Paid-in capital	606.3	606.6
Retained earnings	1,435.3	1,447.3
Accumulated other comprehensive loss	(34.7)	(38.2)
Total Del Monte Corporation shareholders' equity	2,007.4	2,016.2
Noncontrolling interests	14.7	14.0
Total shareholders' equity	2,022.1	2,030.2
Total liabilities and shareholders' equity	$3,382.4	$3,059.0
See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Six months ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net sales	$1,219.1	$1,182.5	$2,263.2	$2,280.8
Cost of products sold	1,097.8	1,062.4	2,052.9	2,068.6
Gross profit	121.3	120.1	210.3	212.2
Selling, general and administrative expenses	72.6	51.3	123.7	99.3
(Loss) gain on disposal of property, plant and equipment, net	(0.4)	0.1	1.8	0.9
Asset impairment and other charges, net	14.8	0.6	34.8	0.6
Operating income	33.5	68.3	53.6	113.2
Interest expense	6.6	3.2	8.8	6.7
Interest income	0.2	0.2	0.5	0.4
Income from equity method investments	1.9	7.8	8.5	7.8
Other expense, net	1.4	1.6	7.8	4.4
Income before income taxes	27.6	71.5	46.0	110.3
Income tax provision	6.1	14.1	13.8	21.0
Net income	21.5	57.4	32.2	89.3
Less: Net income attributable to noncontrolling interests	0.3	0.6	1.0	1.4
Net income attributable to Del Monte Corporation	$21.2	$56.8	$31.2	$87.9

Earnings per share:
Net income per ordinary share attributable to Del Monte Corporation - Basic	$0.45	$1.19	$0.66	$1.83
Net income per ordinary share attributable to Del Monte Corporation - Diluted	$0.44	$1.18	$0.65	$1.82

Dividends declared per ordinary share	$0.30	$0.30	$0.60	$0.60

Weighted average number of ordinary shares:
Basic	47,396,810	47,953,982	47,423,341	47,955,160
Diluted	47,605,384	48,172,414	47,737,419	48,220,517

See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Six months ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net income	$21.5	$57.4	$32.2	$89.3
Other comprehensive income:
Net unrealized gain (loss) on derivatives, net of tax	1.4	(6.3)	9.8	(8.7)
Net unrealized foreign currency translation (loss) gain	(2.6)	16.3	(7.3)	23.2
Net change in retirement benefit adjustment, net of tax	0.4	(0.6)	1.0	(0.9)
Comprehensive income	20.7	66.8	$35.7	102.9
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.6	1.0	1.4
Comprehensive income attributable to Del Monte Corporation	$20.4	$66.2	$34.7	$101.5

See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Six months ended
	June 26, 2026	June 27, 2025
Operating activities:
Net income	$32.2	$89.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.4	36.9
Amortization of debt issuance costs	0.2	0.2
Share-based compensation expense	5.1	4.9
Asset impairments	28.5	0.6
Change in uncertain tax positions	0.6	(0.8)
Gain on disposal of property, plant and equipment, net	(1.8)	(0.9)
Income from equity method investments	(8.5)	(7.8)
Deferred income taxes	(2.9)	(6.6)
Other, net	(0.2)	(1.3)
Changes in operating assets and liabilities
Receivables	(71.0)	(24.1)
Inventories	26.8	49.7
Prepaid expenses and other current assets	(2.0)	1.9
Accounts payable and accrued expenses	49.3	22.3
Other assets and liabilities	1.3	(5.1)
Net cash provided by operating activities	94.0	159.2
Investing activities:
Capital expenditures	(40.2)	(21.6)
Proceeds from sales of property, plant and equipment	19.6	3.5
Acquisition of select assets of Del Monte Foods, net of cash acquired	(307.7)	—
Distributions received from unconsolidated companies	29.6	—
Investments in and advances to unconsolidated companies	(7.0)	(7.5)
Other investing activities	—	1.2
Net cash used in investing activities	(305.7)	(24.4)
Financing activities:
Proceeds from debt	459.7	269.8
Payments on debt	(218.1)	(312.9)
Distributions to noncontrolling interests	(0.3)	—
Share-based awards settled in cash for taxes	(1.8)	(0.9)
Dividends paid	(28.5)	(28.8)
Repurchase and retirement of ordinary shares	(20.1)	(7.6)
Other financing activities	(2.2)	(0.8)
Net cash provided by (used in) financing activities	188.7	(81.2)
Effect of exchange rate changes on cash	(1.6)	(0.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24.6)	52.9
Cash, cash equivalents and restricted cash, beginning	64.2	32.6
Cash, cash equivalents and restricted cash, ending	$39.6	$85.5
Supplemental cash flow information:
Cash paid for interest	$7.4	$8.1
Cash paid for income taxes	$9.8	$5.6
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new financing lease obligations	$0.2	$—
Right-of-use assets obtained in exchange for new operating lease obligations	$11.1	$25.4
Preliminary deferred payment owed to sellers in connection with the Acquisition of select assets of Del Monte Foods	$1.1	$—
Dividends on restricted stock units	$0.6	$0.4
Fair value of net assets acquired in non-cash acquisition	$—	$0.8
See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Del Monte Corporation Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance as of December 26, 2025	47,373,027	$0.5	$606.6	$1,447.3	$(38.2)	$2,016.2	$14.0	$2,030.2
Settlement of restricted stock units	300,481	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Repurchase and retirement of ordinary shares	(100,000)	—	(1.2)	(2.8)	—	(4.0)	—	(4.0)
Dividend declared	—	—	0.6	(14.8)	—	(14.2)	—	(14.2)
Comprehensive income:
Net income	—	—	—	10.0	—	10.0	0.7	10.7
Unrealized gain on derivatives, net of tax	—	—	—	—	8.4	8.4	—	8.4
Net unrealized foreign currency translation loss	—	—	—	—	(4.7)	(4.7)	—	(4.7)
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.6	0.6	—	0.6
Comprehensive income						14.3	0.7	15.0
Balance as of March 27, 2026	47,573,508	$0.5	$608.5	$1,439.7	$(33.9)	$2,014.8	$14.7	$2,029.5
Settlement of restricted stock units	37,923	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.6	—	—	2.6	—	2.6
Repurchase and retirement of ordinary shares	(465,213)	—	(4.9)	(11.2)	—	(16.1)	—	(16.1)
Dividend declared	—	—	0.1	(14.4)	—	(14.3)	—	(14.3)
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Comprehensive income:
Net income	—	—	—	21.2	—	21.2	0.3	21.5
Unrealized gain on derivatives, net of tax	—	—	—	—	1.4	1.4	—	1.4
Net unrealized foreign currency translation loss	—	—	—	—	(2.6)	(2.6)	—	(2.6)
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4
Comprehensive income						20.4	0.3	20.7
Balance as of June 26, 2026	47,146,218	$0.5	$606.3	$1,435.3	$(34.7)	$2,007.4	$14.7	$2,022.1

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Del Monte Corporation Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 27, 2024	47,940,300	$0.5	$605.0	$1,435.4	$(50.4)	$1,990.5	$16.3	$2,006.8
Settlement of restricted stock units	237,959	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(253,850)	—	(2.3)	(5.4)	—	(7.7)	—	(7.7)
Dividend declared	—	—	0.4	(14.8)	—	(14.4)	—	(14.4)
Comprehensive income:
Net income	—	—	—	31.1	—	31.1	0.8	31.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Net unrealized foreign currency translation gain	—	—	—	—	6.9	6.9	—	6.9
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive income						35.3	0.8	36.1
Balance as of March 28, 2025	47,924,409	$0.5	$605.4	$1,446.3	$(46.2)	$2,006.0	$17.0	$2,023.0
Settlement of restricted stock units	50,537	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Capital contribution from noncontrolling interest	—	—	—	—	—	—	0.3	0.3
Dividend declared	—	—	0.1	(14.4)	—	(14.3)	—	(14.3)
Comprehensive income:
Net income	—	—	—	56.8	—	56.8	0.6	57.4
Unrealized loss on derivatives, net of tax	—	—	—	—	(6.3)	(6.3)	—	(6.3)
Net unrealized foreign currency translation gain	—	—	—	—	16.3	16.3	—	16.3
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Comprehensive income						66.2	0.6	66.8
Balance as of June 27, 2025	47,974,946	$0.5	$608.0	$1,488.7	$(36.8)	$2,060.4	$17.9	$2,078.3

See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to “Del Monte Corporation”, “we”, “our” and “us” and the “Company” refer to Del Monte Corporation and its subsidiaries, unless the context indicates otherwise.

Nature of Business

We were incorporated under the laws of the Cayman Islands in 1996 under the name "Fresh Del Monte Produce, Inc." On June 9, 2026, we changed our name to "Del Monte Corporation". We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in North America, Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe, the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major production operations are located in North, Central and South America, Asia and Africa. Our products are sourced from company-owned operations and through supply contracts with independent growers.

Acquisition of Del Monte Foods Assets

On March 19, 2026, we completed our acquisition of select assets of Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code for consideration of $310.2 million. For additional information, see Note 3, "Acquisitions".

Segments

Our Chief Operating Decision Maker ("CODM") is our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer ("the CODM Group"). As disclosed in Note 14, "Business Segment Data", during the first quarter of 2026, we realigned certain of our reportable segments to conform with changes of our organizational structure, including how our CODM regularly reviews the performance of, and allocates resources to, these segments. Our historical segment reporting has been recast to reflect our current organizational structure which is now comprised of four reportable segments, three of which represent our primary businesses of fresh and value-added products, banana and prepared foods, and one that represents our other ancillary businesses.

•Fresh and value-added products - includes pineapples, fresh-cut fruit, fresh-cut vegetables (which includes fresh-cut salads), melons, vegetables, non-tropical fruit (including grapes, apples, citrus, blueberries, strawberries, pears, peaches, plums, nectarines, cherries and kiwis), other fruit and vegetables, and avocados.

•Banana

•Prepared Foods - includes prepared fruit and vegetables (including the operations of our acquisition of Del Monte Foods), juices, other beverages, and meals and snacks.

•Other products and services - includes our third-party freight and logistic services business, our Jordanian poultry and meats business and our specialty ingredients business.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and six months ended June 26, 2026 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and six months ended June 26, 2026 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2027. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 26, 2025.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

We are required to evaluate events occurring after June 26, 2026 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and six months ended June 26, 2026. Events are evaluated based on whether they represent information existing as of June 26, 2026, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after June 26, 2026 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to June 26, 2026 through the date of issuance of these unaudited Consolidated Financial Statements.

Reclassification of Prior Period Presentation

Certain reclassifications of prior periods have been made to our Consolidated Statement of Operations to conform to the current period presentation. These reclassifications had no effect on our balance sheet, operating and net income, or total cash flows from operating, investing, and financing activities previously presented.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

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

The following table summarizes the fair values of the net assets acquired and liabilities assumed on the Closing Date, inclusive of measurement period adjustments. During the quarter ended June 26, 2026, we recorded measurement period adjustments primarily related to reductions in deferred tax assets of Del Monte Foods Mexico of $5.7 million, recognition of income taxes and other taxes payable based on adjustments to transfer pricing from 2023 through 2025 of $7.3 million, reduction in the retirement benefits obligations of $3.8 million, a $4.6 million reduction in the fair value of property, plant and equipment based on physical counts performed and economic obsolescence identified, and an $14.7 million increase in the fair value of trade names based on revisions of the royalty savings method calculation. These adjustments are based on facts and circumstances which existed, but were not known, as of the acquisition date. We are still finalizing our review of the estimated fair values of the assets acquired and liabilities assumed within the permissible one year measurement period. Accordingly, further measurement period adjustment may be recorded as the valuation procedures are finalized which may result in a change to our fair value allocation.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

At March 19, 2026
Assets acquired:
Cash and cash equivalents	$1.5
Trade accounts receivable	4.1
Other accounts receivable	14.4
Inventories(1)	168.0
Assets held for sale	2.5
Prepaid expenses and other current assets	8.6
Property, plant and equipment (2)	115.5
Operating lease right-of-use assets	4.7
Deferred income taxes	0.1
Other noncurrent assets	0.3
Trade names	74.8

Liabilities assumed:
Accounts payable and accrued expenses	13.2
Current maturities of debt and finance leases	5.4
Current maturities of operating leases	3.3
Income taxes and other taxes payable	13.1
Long-term debt and finance leases	10.7
Retirement benefits	5.5
Operating leases, less current maturities	1.4
Net assets acquired	$341.9

(1) Includes an inventory valuation step-up of $6.3 million. The preliminary fair value was determined based on level 3 inputs which included the estimated selling price of the inventory, less the remaining estimated costs to sell such inventory at estimated normal profit margin.

(2) Includes $16.1 million of right‑of‑use assets related to the bubble tea business operated under the Joyba® trademark. Based on our decision to discontinue production of Joyba® after the Closing Date, we recorded an impairment of these right-of-use assets during the six months ended June 26, 2026. See Note 5, "Asset Impairment and Other Charges, Net".

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

Operations of Del Monte Foods Assets

Operations of the acquired Del Monte Foods assets under the APA generated approximately $192.7 million of revenue and $(2.7) million of net loss before provision for income taxes for the period from the Closing Date through June 26, 2026, inclusive of impairment charges taken on the Joyba® right-of-use assets.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

During the quarter and six months ended June 26, 2026, we incurred $2.9 million and $6.4 million of acquisition-related costs, which primarily consist of compensatory, advisory, legal, accounting, valuation, other professional and consulting fees related to the Acquisition, and are included in the line item “Asset impairment and other charges, net” in our Consolidated Statement of Operations.

Unaudited Supplemental Pro Forma Results (in millions)

The following unaudited pro forma combined financial information presents our results including Del Monte Foods as if the business combination had occurred at the beginning of fiscal year 2025. The unaudited pro forma information is not necessarily indicative of the results that we would have achieved had the Acquisition actually occurred at the beginning of fiscal year 2025, nor does such information purport to be indicative of future financial operating results.

	Quarter ended		Six months ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net sales	$1,219.1	$1,384.0	$2,432.1	$2,700.4
Net income (loss)	27.2	(28.8)	7.9	(55.0)
Net income (loss) attributable to Del Monte Corporation	$26.9	$(29.4)	$6.9	$(56.4)

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
•the amortization of the inventory fair value adjustment of $4.8 million;
•the recognition of transaction-related costs of $6.4 million incurred by the Company to effectuate the Acquisition; and
•the related tax effect of the adjustments above.

Restricted Cash

At June 26, 2026 and December 26, 2025, we held $3.5 million and $28.5 million, respectively in an escrow account in connection with the Acquisition. These amounts are presented under prepaid expenses and other current assets on our Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets, which reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

	June 26, 2026	December 26, 2025
Cash and cash equivalents	$36.1	$35.7
Restricted cash included in:
Prepaid expenses and other current assets	3.5	28.5
Total cash, cash equivalents and restricted cash	$39.6	$64.2

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $49.0 million as of June 26, 2026 and $63.2 million as of December 26, 2025. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition, and agricultural technology sectors. Our investments in unconsolidated companies include investments in companies who qualify as investment companies pursuant to Accounting Standards Codification Topic 946, Financial Services - Investment Companies ("ASC 946") and, accordingly, are carried at net asset value ("NAV"), which approximates fair value. Our investments in unconsolidated companies which qualify as investment companies under ASC 946, which make up approximately $38.3 million of the balance as of June 26, 2026 and $52.9 million of the balance as of December 26, 2025, cannot be redeemed, but the funds will make distributions through liquidation. The estimate of the liquidation period varies from 2027 to 2038. Total unfunded commitments related to our investments in and advances to unconsolidated companies as of June 26, 2026 were $10.6 million.

Our proportionate share of income related to these unconsolidated companies was $1.9 million and $7.8 million for the quarters ended June 26, 2026 and June 27, 2025, respectively and $8.5 million and $7.8 million from the six months ended June 26, 2026 and June 27, 2025, respectively. These amounts are included in "Other expense, net" in the Consolidated Statements of Operations. No distributions were received from these investments for the quarter ended June 26, 2026. Distributions received from these investments were $0.3 million for the quarter ended June 27, 2025, and $29.6 million and $1.1 million for six months ended June 26, 2026 and June 27, 2025, respectively. The $29.6 million distribution received for six months ended June 26, 2026 was as a result of the January 2026 liquidation of an investment fund whose carrying value made up $23.0 million of our investments in and advances to unconsolidated companies as of December 26, 2025.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and six months ended June 26, 2026 and June 27, 2025 (U.S. dollars in millions):

	Quarter ended			Six months ended
	June 26, 2026			June 26, 2026
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Impairment of banana farm assets in Costa Rica (1)	$—	$10.6	$10.6	$—	$10.6	$10.6
Prepared segment:
Impairment of right-of-use asset (2)	—	—	—	16.1	—	16.1
Venezuela property and equipment damage due to earthquake	1.6	—	1.6	1.6	—	1.6
Fresh and value-added products segment:
Other fresh and value-added products segment credits	—	(0.3)	(0.3)	—	(0.3)	(0.3)
Other:
Business transaction costs related to acquisition of Del Monte Foods (3)	—	2.9	2.9	—	6.4	6.4
Severance costs for transition employees related to acquisition of Del Monte Foods	—	—	—	—	0.4	0.4
Total asset impairment and other charges, net	$1.6	$13.2	$14.8	$17.7	$17.1	$34.8

	Quarter ended			Six months ended
	June 27, 2025			June 27, 2025
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Fresh and value-added products segment:
Impairment of leased grape farm in Chile	$0.6	$—	$0.6	$0.6	$—	$0.6
Total asset impairment and other charges, net	$0.6	$—	$0.6	$0.6	$—	$0.6

(1) During the quarter and six months ended June 26, 2026, we closed four banana farms in Costa Rica as a result of low profitability and reduced production. As a result, we recorded impairment charges of $10.6 million related to property, plant and equipment, primarily related to improvements which could not be moved to other farms.

(2) During the six months ended June 26, 2026, we recorded impairment charges of $16.1 million related to right-of-use assets acquired from Del Monte Foods for product lines we do not intend to operate. See Note 3, "Acquisitions".

(3) During the quarter and six months ended June 26, 2026, we recorded $2.9 million and $6.4 million, respectively, in business transaction costs, primarily related to transaction advisory fees, legal, consulting, and accounting expenses, related to our acquisition of Del Monte Foods. See Note 3, “Acquisitions”.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

6. Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $275.9 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $8.1 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 26, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $33.7 million, and a net book value of $4.6 million as of the quarter ended June 26, 2026. The registration of this real estate collateral does not affect our operations in the country.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates. The Company has evaluated the impact of the global minimum tax rules under Pillar Two for the current interim period and the impact has been reflected in the Company's estimated annual effective tax rate used to determine income tax expense in accordance with ASC 740 for the quarter ended June 26, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The estimated impact of the provisions applicable in 2026 has been reflected in the Company's estimated annual effective tax rate.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Income tax provision was $6.1 million for the quarter ended June 26, 2026 compared with $14.1 million for the quarter ended June 27, 2025 and $13.8 million for the six months ended June 26, 2026 compared with $21.0 million for the six months ended June 27, 2025. The decrease is primarily due to decreased earnings in certain higher tax jurisdictions.

7.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of June 26, 2026 were $423.5 million, net of allowances of $38.7 million. Our allowance for trade receivables consists of two components: a $15.4 million allowance for credit losses and a $23.0 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

The table below presents a rollforward of our trade receivable allowance for credit losses for the six months ended June 26, 2026 and June 27, 2025 (U.S. dollars in millions):

	Six months ended
Trade receivables	June 26, 2026	June 27, 2025
Allowance for credit losses:
Balance, beginning of period	$16.8	$11.5
Provision for uncollectible amounts	0.4	0.9
Deductions to allowance related to write-offs	(1.6)	(0.4)
Recoveries of amounts previously allowed for	—	(0.1)
Foreign exchange effects	(0.2)	0.4
Balance, end of period	$15.4	$12.3

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

DEL MONTE CORPORATION AND SUBSIDIARIES

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

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	June 26, 2026		December 26, 2025
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$16.4	$20.4	$10.7	$22.3

The allowance for advances to growers and suppliers for the six months ended June 26, 2026 and June 27, 2025 were as follows (U.S. dollars in millions):

	Six months ended
	June 26, 2026	June 27, 2025
Allowance for advances to growers and suppliers:
Balance, beginning of period	$27.1	$12.1
Provision for uncollectible amounts	0.1	4.0
Balance, end of period	$27.2	$16.1

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

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant periods as follows (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
RSUs/PSUs	$2.6	$2.5	$5.1	$4.9

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the six months ended June 26, 2026 and June 27, 2025:

Date of Award	Type of award	Units awarded	Price per share
For the six months ended June 26, 2026
May 7, 2026	PSU	99,500	$37.55
May 4, 2026	RSU	26,019	$40.35
April 1, 2026	RSU	13,944	$40.15
March 2, 2026	RSU	214,923	$43.02

For the six months ended June 27, 2025
May 5, 2025	RSU	31,423	$33.41
March 3, 2025	PSU	126,495	$30.27
March 3, 2025	RSU	287,426	$30.27

Under the 2022 Plan and Prior Plan, each RSU/PSU represents a contingent right to receive one of our ordinary shares. The PSUs are subject to meeting minimum performance criteria set by the Compensation Committee of our Board of Directors. The actual number of shares the recipient receives is determined based on the results achieved versus performance goals. Those performance goals are based on exceeding a measure of our earnings. Depending on the results achieved, the actual number of shares that an award recipient receives at the end of the period may range from 0% to 100% of the award units granted, or as it relates to the 2026, 2025, and 2024 PSU awards granted to our Chairman and Chief Executive Officer, 0% to 125% of the award units granted. Provided such criteria are met, the PSUs granted during 2026, 2025 and 2024 will vest in three equal annual installments. All PSU vesting is contingent on the recipient's continued employment with us.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	June 26, 2026	December 26, 2025
Finished goods	$318.1	$185.0
Raw materials and packaging supplies	162.0	156.3
Growing crops	241.3	240.6
Total inventories, net	$721.4	$581.9

10.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	June 26, 2026	December 26, 2025
Senior unsecured revolving credit facility (see Credit Facility below)	$413.0	$173.0
Other long-term debt	1.6	—
Finance lease obligations	18.8	4.7
Total debt and finance lease obligations	433.4	177.7
Less: Current maturities	(7.0)	(1.5)
Long-term debt and finance lease obligations	$426.4	$176.2

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The 2024 Amended Credit Facility contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. As a result of our March 19, 2026 acquisition of select assets of Del Monte Foods meeting the definition of a Permitted Acquisition as defined in the 2024 Amended Credit Facility, the Consolidated Leverage Ratio required to be maintained was increased to not exceed 4.25 to 1.00 as of the end of the quarter ended June 26, 2026 and will remain at that level for the succeeding three fiscal quarters.

Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of June 26, 2026, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In connection with the 2024 Amended Credit Facility, we paid lender and third-party fees of $2.2 million associated with the amendment. We concluded that the amendment resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2024 Amended Credit Facility would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $1.1 million and $1.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of June 26, 2026 and December 26, 2025, respectively.

The following is a summary of the material terms of the 2024 Amended Credit Facility, other long-term debt and other working capital facilities at June 26, 2026 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	February 21, 2029	5.12%	$750.0	$337.0
Rabobank letter of credit facility	364 days	June 12, 2027	Varies	25.0	14.0
Other long-term debt	15 months	August 24, 2027	3.00%	7.1	5.5
Other working capital facilities	Varies	Varies	Varies	20.9	12.5
				$803.0	$369.0

The margin for Term SOFR advances as of June 26, 2026 was 1.375%. We intend to use funds borrowed under the 2024 Amended Credit Facility from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

On July 15, 2026, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the “Third Amendment”) with the Bank of America, N.A. as administrative agent, and other lenders named therein. The Third Amendment amended the terms of 2024 Amended Credit Facility, to (i) increase the aggregate Revolving Commitments (as defined in the 2024 Amended Credit Agreement) from $750,000,000 to $900,000,000, (ii) increases the aggregate L/C Commitments (as defined in the 2024 Amended Credit Agreement) from $750,000,000 to $900,000,000, (iii) amends and restates the definition of “Term SOFR” to remove reference to the ten (10) basis points adjustment to SOFR (as defined in the 2024 Amended Credit Agreement) and (iv) makes conforming changes to reflect our name change and other administrative changes. All other material terms of the 2024 Amended Credit Facility remained unchanged.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

As of June 26, 2026, we applied $25.7 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $3.2 million. As of June 26, 2026, $2.7 million was included in other noncurrent liabilities, and $0.5 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.5 million in 2026, $0.2 million in 2027, $0.2 million in 2028, $0.1 million in 2029, $0.3 million in 2030, and $1.9 million thereafter.

Value Added Tax ("VAT") Receivables

In connection with administrative delays in a jurisdiction in which we operate, we have incurred delays in the collection of VAT refund claims made by the Company. As a result of those delays, as of June 26, 2026 we have classified $22.2 million of VAT receivables related to the jurisdiction as non-current assets which are included in other noncurrent assets in our Consolidated Balance Sheets. While we believe the amounts are collectible through standard administrative processes, these amounts may ultimately need to be recovered through administrative appeals or other legal means.

Tax Withholdings

We are evaluating a matter relating to historical U.S. federal income and employment tax withholding obligations associated with compensation paid for services performed in the United States by our Chief Executive Officer (the "CEO"). Based on our evaluation, we have withholding obligations with respect to certain prior periods. As of June 26, 2026, we have estimated our potential exposure, including related interest, to be approximately $4.7 million. We have recorded an accrual of $4.7 million, representing management's best estimate of the probable loss associated with this matter. This amount reflects (1) $3.7 million of income and payroll taxes, for which the Company is liable, and (2) $1.0 million of employer-paid employment taxes and interest due on that amount through June 26, 2026. We believe we hold an enforceable right to be reimbursed from our CEO for approximately $1.9 million as of June 26, 2026, but may not have a contractual right to have the remainder reimbursed. The estimate is based on information available as of the balance sheet date and may change as additional information, including our assessment of any additional applicable jurisdictions related to this matter, becomes available and the matter progresses through the applicable administrative processes. The ultimate resolution of this matter could differ from the amount accrued; however, management does not currently expect any such difference to have a material adverse effect on our financial position, results of operations, or cash flows.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Six months ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Numerator:
Net income attributable to Del Monte Corporation	$21.2	$56.8	$31.2	$87.9

Denominator:
Weighted average number of ordinary shares - Basic	47,396,810	47,953,982	47,423,341	47,955,160
Effect of dilutive securities - share-based awards	208,574	218,432	314,078	265,357
Weighted average number of ordinary shares - Diluted	47,605,384	48,172,414	47,737,419	48,220,517

Antidilutive awards (1)	245,609	—	245,609	—

Net income per ordinary share attributable to Del Monte Corporation:
Basic	$0.45	$1.19	$0.66	$1.83
Diluted	$0.44	$1.18	$0.65	$1.82

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income per ordinary share because the effect would have been antidilutive.

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Six months ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Service cost	$1.9	$1.6	$3.8	$3.2
Interest cost	4.1	1.9	6.0	3.8
Expected return on assets	(3.1)	(0.8)	(3.8)	(1.6)
Amortization of net actuarial loss	0.1	0.1	0.2	0.2
Net periodic benefit costs	$3.0	$2.8	$6.2	$5.6

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.6 million for the quarter ended June 26, 2026 and $0.5 million for the quarter ended June 27, 2025. The net periodic benefit costs related to other non-U.S. based plans is $1.2 million for the six months ended June 26, 2026 and $1.0 million for the six months ended June 27, 2025.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Service costs are presented in the same line item in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the employees during the period. With the exception of service cost, the other components of net periodic benefit costs (which include interest costs, expected return on assets and amortization of net actuarial losses) are recorded in the Consolidated Statements of Operations in other expense, net.

14.  Business Segment Data

During the first quarter of 2026, we realigned our reportable segments for financial reporting purposes to reflect changes in how we monitor business performance and allocate resources, including changes as a result of our acquisition of Del Monte Foods described in Note 3, "Acquisitions". The change resulted in our internal reporting breaking out the results of our prepared foods business, which includes prepared fruit and vegetables, juices, other beverages, and meals and snacks, which was previously reported as a part of our fresh and value-added products reportable segment. The change in our reportable segments did not result in a change to our reporting units for purposes of goodwill impairment testing. Prior period amounts have been recast to conform to the current period presentation.

As a result of the realignment noted above, our business is now comprised of four reportable segments, three of which represent our primary businesses of fresh and value-added products, prepared foods, banana and one that represents our other ancillary businesses. The business and assets acquired as part of our acquisition of Del Monte Foods is included in our prepared foods reporting segment.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

	Quarter ended
	June 26, 2026			June 27, 2025
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$569.3	$506.4	$62.9	$649.9	$574.7	$75.2
Banana	361.1	352.7	8.4	410.0	380.0	30.0
Prepared foods	236.1	191.5	44.6	72.7	63.0	9.7
Other products and services	52.6	47.2	5.4	49.9	44.7	5.2
Total	$1,219.1	$1,097.8	$121.3	$1,182.5	$1,062.4	$120.1

	Six months ended
	June 26, 2026			June 27, 2025
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$1,118.2	$995.5	$122.7	$1,262.1	$1,128.0	$134.1
Banana	718.3	693.4	24.9	773.7	726.9	46.8
Prepared foods	318.6	265.1	53.5	143.6	123.6	20.0
Other products and services	108.1	98.9	9.2	101.4	90.1	11.3
Total	$2,263.2	$2,052.9	$210.3	$2,280.8	$2,068.6	$212.2

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended		Six months ended
Net sales by geographic region:	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025

North America	$579.5	$684.8	$1,150.8	$1,331.6
Europe	254.7	252.6	489.6	474.4
Middle East	105.4	109.2	207.3	215.6
Asia	88.8	111.7	168.7	201.0
Other	190.7	24.2	246.8	58.2
Total	$1,219.1	$1,182.5	$2,263.2	$2,280.8

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

	Quarter ended				Six months ended
	June 26, 2026		June 27, 2025		June 26, 2026		June 27, 2025
Fresh and value-added products:
Fresh-cut fruit	$160.4	13%	$159.1	14%	$290.7	13%	$289.1	13%
Fresh-cut vegetables	34.9	3%	73.1	6%	68.7	3%	141.3	6%
Pineapples	185.0	15%	190.4	16%	352.8	16%	352.4	15%
Avocados	88.1	7%	99.5	8%	160.7	7%	206.1	9%
Non-tropical fruit	39.9	3%	51.5	4%	96.5	4%	103.1	5%
Melons	36.8	3%	33.0	3%	95.5	4%	87.8	4%
Vegetables	3.2	1%	21.1	2%	9.0	—%	36.8	2%
Other fruit and vegetables	21.0	2%	22.2	2%	44.3	2%	45.5	2%
Total fresh and value-added products	569.3	47%	649.9	55%	1,118.2	49%	1,262.1	56%
Banana	361.1	30%	410.0	35%	718.3	32%	773.7	34%
Prepared foods	236.1	19%	72.7	6%	318.6	14%	143.6	6%
Other products and services	52.6	4%	49.9	4%	108.1	5%	101.4	4%
Total	$1,219.1	100%	$1,182.5	100%	$2,263.2	100%	$2,280.8	100%

The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	June 26, 2026	December 26, 2025
North America	$221.8	$122.9
Europe	28.6	29.2
Middle East	46.4	47.2
Africa	38.5	38.2
Asia	43.6	46.2
Central America	622.9	626.0
South America	42.9	44.5
Maritime equipment (including containers)	156.0	160.2
Corporate	5.7	5.1
Total property, plant and equipment, net	$1,206.4	$1,119.5

Total assets:	June 26, 2026	December 26, 2025
North America	$952.7	$624.7
Europe	404.4	350.3
Middle East	218.1	214.1
Africa	162.5	161.2
Asia	158.2	163.8
Central America	1,053.0	1,082.7
South America	104.6	105.2
Maritime equipment (including containers)	175.5	176.0
Corporate	153.4	181.0
Total assets	$3,382.4	$3,059.0

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 38% of our property, plant and equipment as of June 26, 2026. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of June 26, 2026 and December 26, 2025.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on June 26, 2026 was $0.1 million. As of June 26, 2026, no triggering event had occurred and thus we were not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we may mitigate that exposure by entering into foreign currency forward or collar contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At June 26, 2026, our foreign currency forward contracts hedge a portion of our 2026 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

We had the following outstanding foreign currency contracts as of June 26, 2026 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	195.0
Costa Rican colon	CRC	27,670.7
Chilean peso	CLP	11,417.5
Kenyan shilling	KES	2,039.0

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

In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At June 26, 2026, $2.1 million in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.0 million is expected to be reclassified to earnings through interest expense over the next twelve months.

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of June 26, 2026 and December 26, 2025 (U.S. dollars in millions):

	Foreign exchange contracts (1)
Balance Sheet location:	June 26, 2026	December 26, 2025
Asset derivatives:
Prepaid expenses and other current assets	$9.7	$0.4

Liability derivatives:
Accounts payable and accrued expenses	$0.1	$1.4

(1) See Note 16, “Fair Value Measurements,” for fair value disclosures.

As of June 26, 2026, we expect that $10.7 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $1.1 million over the following 2 years, along with the earnings effect of the related forecasted transactions.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and six months ended June 26, 2026 and June 27, 2025 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
	Quarter ended		Six months ended
Derivative instruments	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Foreign exchange contracts	$1.7	$(5.5)	$10.5	$(7.0)
Interest rate swaps, net of tax	(0.3)	(0.8)	(0.7)	(1.7)
Total	$1.4	$(6.3)	$9.8	$(8.7)

Refer to Note 17, “Accumulated Other Comprehensive Loss” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and six months ended June 26, 2026 and June 27, 2025.

16.  Fair Value Measurements

Fair Value of Derivative Instruments

Our derivative assets or liabilities include foreign exchange that are measured at fair value using observable market inputs such as forward rates, interest rates, and our own credit risk as well as an evaluation of our counterparties' credit risks. We use an income approach to value our outstanding foreign currency, which consists of a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contract using current market information as of the measurement date such as foreign currency spot rates, forward rates and interest rates. Additionally, we include an element of default risk based on observable inputs into the fair value calculation. Based on these inputs, the derivative assets or liabilities are classified within Level 2 of the valuation hierarchy.

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Foreign currency forward contracts, net asset (liability)
	June 26, 2026	December 26, 2025
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	9.6	(1.0)
Significant unobservable inputs (Level 3)	—	—

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

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

Divestiture of Mann Packing

During the fourth quarter of 2025, we completed the divestiture of the Mann Packing business. The transaction did not meet the criteria for classification as a discontinued operation under ASC 205‑20, as it did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results. As a result of the closing of the transaction, we recorded $31.3 million of receivables related to proceeds under the Mann Divestiture Agreement, including $17.6 million included in Other accounts receivable, net and $13.7 million, net of a present value discount of $4.3 million, included in Other noncurrent assets in our Consolidated Balance Sheet as of December 26, 2025. Loss before income taxes for this individually significant component was $8.5 million and $17.1 million for the quarter and six months ended June 27, 2025, respectively. In connection with our divestiture of the Mann Packing business during the fourth quarter of 2025, we entered into a five-year lease as lessor for our Gonzales, California processing facility commencing in December 2025. The lease provides the lessee the option to renew the lease for an additional five-year term as well as a purchase option which can be exercised annually as described in the lease agreement.

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

Assets held for sale, which had a carrying amount of $15.1 million as of June 26, 2026, primarily consisted of $7.2 million related to idle farmland in Italy, $3.1 million related to farmland in Chile, $2.5 million related to facilities in North America, and $2.0 million related to facilities and farmland in Central America. These assets are recognized at the lower of cost or fair value less cost to sell.

During the six months ended June 26, 2026, we received proceeds of $2.2 million from the sale of assets previously held for sale. As a result, we recorded a gain on disposal of property, plant and equipment, net of $2.1 million for the six months ended June 26, 2026 related to assets previously held for sale.

We recorded asset impairment and other charges during the six months ended June 26, 2026 that do not fall under the scope of fair value measurement. Refer to Note 5, "Asset Impairment and Other Charges, Net".

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

17.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Six months ended June 26, 2026
Balance at December 26, 2025	$1.9	$(24.8)		$(15.3)	$(38.2)
Other comprehensive (loss) income before reclassifications	13.4	(7.3)	(2)	0.6	6.7
Amounts reclassified from accumulated other comprehensive (loss) income	(3.6)	—		0.4	(3.2)
Net current period other comprehensive income (loss)	9.8	(7.3)		1.0	3.5
Balance at June 26, 2026	$11.7	$(32.1)		$(14.3)	$(34.7)

	Six months ended June 27, 2025
Balance at December 27, 2024	$5.6	$(45.2)		$(10.8)	$(50.4)
Other comprehensive (loss) income before reclassifications	(12.0)	23.2	(2)	(1.1)	10.1
Amounts reclassified from accumulated other comprehensive loss	3.3	—		0.2	3.5
Net current period other comprehensive (loss) income	(8.7)	23.2		(0.9)	13.6
Balance at June 27, 2025	$(3.1)	$(22.0)		$(11.7)	$(36.8)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $3.4 million and a gain of $10.6 million for the six months ended June 26, 2026 and June 27, 2025, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	June 26, 2026		June 27, 2025
Details about accumulated other comprehensive loss components	Quarter ended	Six months ended	Quarter ended	Six months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(1.9)	$(2.5)	$3.4	$5.4	Net sales
Foreign currency cash flow hedges	(0.1)	(0.4)	(0.6)	(0.4)	Cost of products sold
Interest rate swaps	(0.3)	(0.7)	(0.8)	(1.7)	Interest expense
Total	$(2.3)	$(3.6)	$2.0	$3.3
Amortization of retirement benefits:
Actuarial losses	$0.2	$0.4	$0.1	$0.2	Other expense, net
Total	$0.2	$0.3	$0.1	$0.2

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none were issued or outstanding at June 26, 2026, and 200,000,000 ordinary shares at $0.01 par value, of which 47,146,218 were issued and outstanding at June 26, 2026.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program") of up to $150 million of our ordinary shares. During the six months ended June 26, 2026, we repurchased 565,213 shares for $20.0 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

The below is a summary of the dividends paid per share during the six months ended June 26, 2026 and June 27, 2025. These dividends were declared and paid within the same fiscal quarter.

Six months ended
June 26, 2026		June 27, 2025
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
June 11, 2026	$0.30	June 6, 2025	$0.30
March 27, 2026	$0.30	March 28, 2025	$0.30

We paid $28.5 million in dividends during the six months ended June 26, 2026 and $28.8 million in dividends during the six months ended June 27, 2025.

On July 28, 2026, our Board of Directors declared a quarterly cash dividend of thirty cents $0.30 per share, payable on September 4, 2026, to shareholders of record on August 12, 2026.

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

Subsequent to our March 2026 acquisition of select assets of Del Monte Foods, our business is comprised of four reportable segments, three of which represent our primary businesses of fresh and value-added products, banana, prepared foods and one that represents our other ancillary businesses. The business and assets acquired as part of our acquisition of Del Monte Foods is included in our prepared foods reporting segment.

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

Current Macroeconomic Environment

We continue to actively monitor macroeconomic trends and geopolitical pressures around the world including, among others, the conflicts in the Middle East and other regional or global military conflicts. During the first six months of 2026, escalation of the conflict in the Middle East has resulted in significant disruption to shipping activities through the Strait of Hormuz, a critical maritime area used for global supply chain. Due to these disruptions, we incurred customer quality claims, product damages, and write-off of inventory resulting in $0.6 million of customer claims and $1.7 million of other product-related charges recognized during the first six months of 2026. Additionally, these conflicts have resulted in higher costs in certain commodity and transport markets, including those for shipping fuel and fertilizer used for production and shipment of our products. We expect the increases and volatility in these commodity markets to be material. As a result of these increases and volatility, our results and cash flows will be impacted, including increased costs for inputs used in our production and supply chain as well as affecting the affordability of our products for our customers. We continue to monitor developments with respect to the conflict in the region, including its ongoing impact on global commodity prices and shipping and logistic disruptions.

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

Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $275.9 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $8.1 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 26, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $33.7 million, and a net book value of $4.6 million as of the quarter ended June 26, 2026. The registration of this real estate collateral does not affect our operations in the country.

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

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates. The Company has evaluated the impact of the global minimum tax rules under Pillar Two for the current interim period and the impact has been reflected in the Company's estimated annual effective tax rate used to determine income tax expense in accordance with ASC 740 for the quarter ended June 26, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The estimated impact of the provisions applicable in 2026 has been reflected in the Company's estimated annual effective tax rate.

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week periods and 26-week periods ended June 26, 2026 (also referred to as the “second quarter of 2026” and "first six months of 2026", respectively) and June 27, 2025 (also referred to as the “second quarter of 2025” and "first six months of 2025").

	Quarter ended		Six months ended
	June 26, 2026	June 27, 2025	June 26, 2026	June 27, 2025
Net sales	$1,219.1	$1,182.5	$2,263.2	$2,280.8
Gross profit	121.3	120.1	210.3	212.2
Selling, general and administrative expenses	72.6	51.3	123.7	99.3
Operating income	33.5	68.3	53.6	113.2

Net sales - Net sales for the second quarter of 2026 were $1,219.1 million, compared with $1,182.5 million in the second quarter of 2025. The increase in net sales was primarily driven higher net sales in our prepared foods products segment due to our acquisition of Del Monte Foods on March 19, 2026, partially offset by lower net sales in our fresh and value-added products segment, primarily reflecting the strategic divestiture of our Mann Packing business in the fourth quarter of 2025, lower net sales of banana driven by lower sales volume in North America and Asia, and the impact of the prior-year period reflecting the benefit of tariff-related price increases in North America that did not recur during the current period.

For the first six months of 2026, net sales were $2,263.2 million compared with $2,280.8 million for the first six months of 2025. The decrease in net sales was primarily driven by lower net sales in our fresh and value-added products segment, reflecting the sale of our Mann Packing business, lower net sales of banana driven by lower sales volume in North America and Asia, and lower net sales of avocados due to industry-wide oversupply, which resulted in lower per-unit selling prices, and the impact of tariff-related price increases in North America during the prior year period. The decrease was partially offset by net sales from our acquisition of Del Monte Foods on March 19, 2026, as well as the favorable impact of fluctuations in exchange rates primarily related to the euro.

Gross profit - Gross profit for the second quarter of 2026 was $121.3 million, compared with $120.1 million in the second quarter of 2025. The increase in gross profit was primarily driven by higher net sales, partially offset by higher per unit production and procurement costs in our banana and fresh and value-added products segments, higher ocean freight and distribution costs, and the unfavorable impact of fluctuations in exchange rates related to the Costa Rican colon.

For the first six months of 2026, gross profit was $210.3 million compared with $212.2 million for the first six months of 2025. The decrease in gross profit was primarily driven the lower net sales, higher per unit production and procurement costs in our banana and fresh and value-added products segment and higher distribution costs, partially offset the acquisition of Del Monte Foods.

Gross profit for the first six months of 2026 was negatively impacted by $2.3 million of charges, including $0.6 million of sales claims and $1.7 million of other product-related charges, primarily due to customer quality claims, product damage, and inventory write-offs related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. No other product-related charges were recorded during the second quarter of 2026 or first six months of 2025.

Selling, general and administrative expenses - Selling, general and administrative expenses for the second quarter of 2026 increased by $21.3 million compared with the second quarter of 2025, and by $24.4 million in the first six months of 2026 when compared with the first six months of 2025. The increase in both periods was primarily driven by our acquisition of Del Monte Foods, including the addition of sales and marketing personnel as a result of our March acquisition of Del Monte Foods, partially offset by a reduction in expenses associated with our sale of our Mann Packing business during the fourth quarter of 2025 and lower professional and legal fees.

(Loss) gain on disposal of property, plant and equipment, net - The loss on disposal of property, plant and equipment, net for the second quarter of 2026, net of $0.4 million primarily consisted of a $0.6 million agreed-upon reduction in the proceeds of our Mann Packing business. For the first six months of 2026, gain on disposal of property, plant and equipment, net of $1.8 million also included a $2.2 million gain on idle land in Chile.

For the first six months of 2025, gain on disposal of property, plant and equipment, net of $0.9 million primarily consisted of the sale of idle land in Guatemala. No significant disposals of property, plant and equipment occurred during the second quarter of 2025.

Asset impairment and other charges, net - Asset impairment and other charges, net of $14.8 million for the second quarter of 2026 primarily consisted of consisted of impairment charges of $10.6 million related to our closure of four banana farms in Costa Rica, $2.9 million of acquisition-related expenditures associated with our March acquisition of Del Monte Foods, and $1.6 million in property and equipment damages resulting from the June earthquake in Venezuela. For the first six months of 2026, asset impairment and other charges, net of $34.8 million also included $16.1 million related to right-of-use assets acquired from Del Monte Foods for product lines we do not intend to operate and an additional $3.5 million of business transaction costs, including transaction advisory fees, legal, consulting, and accounting expenses associated with our acquisition of Del Monte Foods. Asset impairment and other charges, net of $0.6 million for the second quarter of 2025 and first six months of 2025, primarily consisted of impairment charges related to a leased farm in Chile.

Operating income - Operating income decreased by $34.8 million in the second quarter of 2026 and decreased by $59.6 million for the first six months of 2026 when compared with the prior-year period. The decrease was primarily driven by higher asset impairment and other charges, net, and increased selling, general, and administrative expenses when compared to the prior-year period.

Interest expense - Interest expense increased by $3.4 million in the second quarter of 2026 and $2.1 million for the first six months of 2026 when compared with the prior-year period primarily due to higher average debt balances during the respective periods as a result of the Del Monte Foods acquisition.

Income from equity method investments - Income from equity method investments decreased by $5.9 million in the second quarter of 2026. The decrease was primarily due to the liquidation of a fund in which we previously held an interest during the first quarter of 2026. For the first six months of 2026, income from equity method investments increased by $0.7 million when compared to the prior-year period, primarily distributions received in excess of our carrying value at the time of liquidation of aforementioned fund in which we previously held an interest.

Other expense, net - Other expense, net for the second quarter of 2026 was $1.4 million compared with $1.6 million in the second quarter of 2025. The decrease was primarily due to an increase in non-product income, including collection of value-added tax balances previously allowed for, as compared to the prior-year period. For the first six months of 2026, other expense, net was $7.8 million compared with $4.4 million for the first six months of 2025. The increase for the first six months of 2026 was primarily due to higher foreign currency losses as compared to the prior-year period, primarily related to changes in the Costa Rican colon and Japanese yen.

Income tax provision - Income tax provision decreased to $6.1 million for the second quarter of 2026 compared with $14.1 million for the second quarter of 2025 and decreased to $13.8 million for the first six months of 2026 compared with $21.0 million for the first six months of 2025. The decrease is primarily due to lower earnings in certain higher tax jurisdictions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	June 26, 2026					June 27, 2025
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$569.3	47%	$62.9	52%	11.0%	$649.9	55%	$75.2	63%	11.6%
Banana	361.1	30%	8.4	7%	2.3%	410.0	35%	30.0	25%	7.3%
Prepared foods	236.1	19%	44.6	37%	18.9%	72.7	6%	9.7	8%	13.3%
Other products and services	52.6	4%	5.4	4%	10.3%	49.9	4%	5.2	4%	10.4%
Total	$1,219.1	100%	$121.3	100%	9.9%	$1,182.5	100%	$120.1	100%	10.2%

	Six months ended
	June 26, 2026					June 27, 2025
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$1,118.2	49%	$122.7	58%	11.0%	$1,262.1	56%	$134.1	63%	10.6%
Banana	718.3	32%	24.9	12%	3.5%	773.7	34%	46.8	22%	6.0%
Prepared foods	318.6	14%	53.5	25%	16.8%	143.6	6%	20.0	10%	13.9%
Other products and services	108.1	5%	9.2	5%	8.5%	101.4	4%	11.3	5%	11.1%
Totals	$2,263.2	100%	$210.3	100%	9.3%	$2,280.8	100%	$212.2	100%	9.3%

Second Quarter of 2026 Compared with Second Quarter of 2025

Fresh and value-added products

Net sales for the second quarter of 2026 were $569.3 million, compared with $649.9 million in the prior-year period. The decrease in net sales was primarily a result of strategic reductions in our fresh and fresh-cut vegetables business, including the divestiture of our Mann Packing business during the fourth quarter of 2025, lower per-unit selling prices of avocado due to industry-wide over supply, and lower sales volume of deciduous fruit due to lower production volumes. Additionally, the prior-year period reflects the impact of tariff-related price increases in North America which did not recur during the current period.

Gross profit for the second quarter of 2026 was $62.9 million, compared with $75.2 million in the prior-year period. The decrease in gross profit was primarily driven lower net sales, higher per-unit production costs of pineapples and fresh-cut fruit, higher distribution costs and the unfavorable impact of fluctuations in exchange rates primarily related to the Costa Rican colon and Mexican peso. The decrease was partially offset by our fourth quarter 2025 divestiture of our Mann Packing business, which generated negative gross profit in the prior-year period. Gross margin decreased to 11.0% from 11.6% in the prior-year period.

Banana

Net sales for the second quarter of 2026 were $361.1 million, compared with $410.0 million in the prior-year period. The decrease in net sales was primarily a result of lower sales volume in North America due to weak market demand and increased market competition, in Asia due to lower production, and in the Middle East due to lower supply and the impact of geopolitical conflicts in the region. Additionally, the prior-year period reflects the impact of tariff-related price increases in North America which did not recur during the current period.

Gross profit for the second quarter of 2026 was $8.4 million, compared with $30.0 million in the prior-year period. The decrease in gross profit was primarily driven by lower net sales and higher per-unit production and procurement, ocean freight costs and the unfavorable impact of fluctuations in exchange rates related to the Costa Rican colon. Gross margin decreased to 2.3% from 7.3% in the prior-year period.

Prepared foods

Net sales for the second quarter of 2026 were $236.1 million, compared with $72.7 million in the prior-year period. The increase in net sales was primarily driven by our acquisition of Del Monte Foods in March 2026 and was partially offset by lower net sales in North America and the Middle East due to a lower availability of fruit inputs, including pineapple, used in concentrate and canned pineapple.

Gross profit for the second quarter of 2026 was $44.6 million, compared with $9.7 million in the prior-year period. The increase in gross profit was primarily driven by higher net sales, including our acquisition of Del Monte Foods during the first quarter of 2026, partially offset by higher per-unit production and distribution costs. Gross margin increased to 18.9% from 13.3% in the prior-year period.

Other products and services

Net sales for the second quarter of 2026 were $52.6 million, compared with $49.9 million in the prior-year period. The increase in net sales was primarily the result of higher net sales in our poultry and meats business due to higher production volumes.

Gross profit was $5.4 million for the second quarter of 2026, compared with $5.2 million in the prior-year period. The increase in gross profit was primarily a result of higher net sales. Gross margin decreased to 10.3% from 10.4% in the prior-year period.

First Six Months of 2026 Compared with First Six Months of 2025

Fresh and value-added products

Net sales for the first six months of 2026 were $1,118.2 million, compared with $1,262.1 million in the prior-year period. The decrease in net sales was primarily a result of strategic reductions in our fresh and fresh-cut vegetables business, including the divestiture of our Mann Packing business during the fourth quarter of 2025 and lower per-unit selling prices of avocado due to industry-wide over supply, partially offset by higher net sales of melons due to increased demand in North America. Additionally, the prior-year period reflects the impact of tariff-related price increases in North America which did not recur during the current period.

Gross profit for the first six months of 2026 was $122.7 million, compared with $134.1 million in the prior-year period. The decrease in gross profit was primarily driven lower net sales, higher per-unit production costs of pineapples and fresh-cut fruit, higher distribution and ocean freight costs, and the unfavorable impact of fluctuations in exchange rates primarily related to the Costa Rican colon and Mexican peso. The decrease was partially offset by our fourth quarter 2025 divestiture of our Mann Packing business, which generated negative gross profit in the prior-year period.

Gross profit for the first six months of 2026 was negatively impacted by $0.8 million of charges, including $0.1 million of sales claims and $0.7 million of other product-related charges, primarily due to customer quality claims, product damages and write-off of inventory related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. . Gross margin increased to 11.0% from 10.6% in the prior-year period.

Banana

Net sales for the first six months of 2026 were $718.3 million, compared with $773.7 million in the prior-year period. The decrease in net sales was primarily a result of lower sales volume in North America due to weak market demand and competitive market conditions and in Asia and the Middle East due to lower supply, including the impact of a supplier change during the first quarter of 2026. The decrease in net sales was partially offset by the favorable impact of fluctuations in exchange rates, primarily related to the euro. Additionally, the prior-year period reflects the impact of tariff-related price increases in North America which did not recur during the current period.

Gross profit for the first six months of 2026 was $24.9 million, compared with $46.8 million in the prior-year period. The decrease in gross profit was primarily driven by lower net sales, higher per-unit production and procurement costs, higher ocean freight costs and the unfavorable impact of fluctuations in exchange rates related to the Costa Rican colon.

Gross profit for the first six months of 2026 was negatively impacted by $1.5 million of charges, including $0.5 million of sales claims and $1.0 million of other product-related charges, primarily due to customer quality claims, product damage, and inventory write-offs related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. No other product-related charges were recorded during the second quarter of 2025. Gross margin decreased to 3.5% from 6.0% in the prior-year period.

Prepared foods

Net sales for the first six months of 2026 were $318.6 million, compared with $143.6 million in the prior-year period. The increase in net sales was primarily driven by our acquisition of Del Monte Foods in March 2026, partially offset by lower net sales in Europe and the Middle East due to a lower availability of fruit inputs, including pineapple, used in canned pineapple and concentrate.

Gross profit for the first six months of 2026 was $53.5 million, compared with $20.0 million in the prior-year period. The increase in gross profit was primarily driven by higher net sales, including our acquisition of Del Monte Foods during the first quarter of 2026, partially offset by higher per-unit production and distribution costs. Gross margin increased to 16.8% from 13.9% in the prior-year period.

Other products and services

Net sales for the first six months of 2026 were $108.1 million, compared with $101.4 million in the prior-year period. The increase in net sales was primarily the result of higher net sales of our third-party freight services business, partially offset by lower net sales in our poultry and meats business due to per-unit selling prices.

Gross profit was $9.2 million for the second quarter of 2026, compared with $11.3 million in the prior-year period. The decrease in gross profit was primarily a result of lower per-unit selling prices in our poultry and meats business, partially offset by higher net sales. Gross margin decreased to 8.5% from 11.1% in the prior-year period.

Liquidity and Capital Resources

Del Monte Corporation is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of June 26, 2026, our principal sources of liquidity were (i) cash generated from operations of our subsidiaries, (ii) our combined $803 million of credit facilities, including $750 million associated with our amended senior unsecured revolving credit facility, with an available capacity of approximately $369 million and (iii) existing cash and cash equivalents of $36.1 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

On July 15, 2026, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the "Third Amendment"") with Bank of America, N.A. as administrative agent and certain other lenders. The Third Amendment amended our amended senior unsecured revolving credit facility to, among other things, increase commitments available under the credit facility from $0.75 billion to $0.90 billion. For additional information, refer to Note 10. “Debt” of the accompanying unaudited consolidated financial statements for a further discussion of this amendment.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the first six months of 2026, we repurchased 565,213 shares for $20.0 million under the Stock Repurchase Program. As of June 26, 2026, the maximum dollar value of shares yet to be repurchased under the Stock Repurchase Program was $100,150,342. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Six months ended
	June 26, 2026	June 27, 2025
Summary cash flow information:
Net cash provided by operating activities	$94.0	$159.2
Net cash used in investing activities	(305.7)	(24.4)
Net cash provided by (used in) financing activities	188.7	(81.2)
Effect of exchange rate changes on cash	(1.6)	(0.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(24.6)	52.9
Cash, cash equivalents and restricted cash, beginning	64.2	32.6
Cash, cash equivalents and restricted cash, ending	$39.6	$85.5

Operating Activities

Net cash provided by operating activities was $94.0 million for the six months ended June 26, 2026 compared with $159.2 million for the six months ended June 27, 2025, a decrease of $65.2 million. The primary driver of cash flows in both years was net earnings, with the decrease in net cash provided by operating activities during the six months ended June 26, 2026, being primarily attributable to the lower net income, and the effect of working capital fluctuations, mainly due to higher levels of trade receivables and fluctuations in inventory due to the timing of period-end receipts and our acquisition of Del Monte Foods. The decrease was partially offset by the change in non-cash items, including higher asset impairments.

At June 26, 2026, we had working capital of $742.9 million, compared with $611.5 million at December 26, 2025, an increase of $131.4 million. The increase in working capital was primarily due to higher levels of inventory and trade accounts receivable, partially offset by higher levels of accounts payable and accrued expenses. The changes in working capital during the period were primarily due to our March acquisition of select assets of Del Monte Foods which was funded primarily with long-term debt from our existing credit facilities.

Investing Activities

Net cash used in investing activities for the six months ended June 26, 2026 was $305.7 million, compared with net cash used in investing activities of $24.4 million for the six months ended June 27, 2025. Net cash used in investing activities for the six months ended June 26, 2026 primarily consisted of our acquisition of select assets of Del Monte Foods, net of cash, for $307.7 million, capital expenditures of $40.2 million which mainly included expenditures related to (i) improvements to our banana and pineapple operations in Central America and (ii) an additional warehouse for our prepared foods business in North America subsequent to our acquisition of Del Monte Foods during the first quarter. Net cash used in investing activities for the six months ended June 26, 2026 also included $7.0 million in investments in unconsolidated companies in the food, nutrition and health sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities for the six months ended June 26, 2026 were distributions received of $29.6 million due to the liquidation of an unconsolidated investment and proceeds from the distribution during the first quarter of 2026 and the sale of property, plant and equipment of $19.6 million which primarily relate to the sale of a carrier vessel, two idle properties in Chile, idle land in Guatemala and cash collected during the period related to our 2025 sale of our Mann Packing business.

Net cash used in investing activities for the six months ended June 27, 2025 primarily consisted of capital expenditures of $21.6 million which mainly related to (i) improvements to our banana and pineapple operations in Central America and (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, and (iii) improvements to our pineapple operations in Kenya expenditures related to investments in our operations and production facilities in North America and Kenya. Net cash used in investing activities for the six months ended June 27, 2025 also included $7.5 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities for the six months ended June 27, 2025 were proceeds from the sale of property, plant and equipment of $3.5 million which mainly related to the sale of idle land in Guatemala. Net cash used in investing activities for the quarter ended March 28, 2025 also included $7.5 million in investments in unconsolidated companies in the food and nutrition sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities for the quarter ended March 28, 2025 were proceeds from the sale of property, plant and equipment, and subsidiary of $3.5 million which mainly related to the sale of idle land in Guatemala.

Financing Activities

Net cash provided by financing activities for the six months ended June 26, 2026 was $188.7 million, compared with net cash used in financing activities of $81.2 million for the six months ended June 27, 2025. Net cash provided by financing activities for the six months ended June 26, 2026 primarily consisted of net borrowings of debt of $241.6 million partially offset by dividends paid of $28.5 million and the repurchase and retirement of ordinary shares of $20.1 million as part of our previously announced stock repurchase program.

Net cash used in financing activities for the six months ended June 27, 2025 primarily consisted of dividends paid of $28.8 million, net repayments on debt of $43.1 million and the repurchase and retirement of ordinary shares of $7.6 million.

Debt Instruments and Debt Service Requirements

On February 21, 2024, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the "2024 Amended Credit Facility") with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. On July 15, 2026, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the "Third Amendment"") with Bank of America, N.A. as administrative agent and certain other lenders. The Third Amendment amended the 2024 Credit Facility to, among other things, increase commitments available under the 2024 Credit Facility from $0.75 billion to $0.90 billion and amended and restated the definition of the Term SOFR rate to remove to the ten basis point adjustment to SOFR as included in the 2024 Amended Credit Facility. As amended, the 2024 Amended Credit Facility provides for a five-year, $0.90 billion syndicated senior unsecured revolving credit facility maturing on February 21, 2029. Amounts borrowed under the revolving credit facility accrue interest at a rate equal to the Term SOFR rate plus a margin that ranges from 1.0% to 1.625% based on our Consolidated Leverage Ratio (as defined in the 2024 Amended Credit Facility). The 2024 Amended Credit Facility also permits, under certain conditions, $200 million of Permitted Receivables Financing (as defined in the 2024 Amended Credit Facility). In addition, we pay a fee on unused commitments at a rate equal to 0.150% to 0.250% based on our Consolidated Leverage Ratio. We intend to use funds borrowed under the Amended Revolving Credit Facility from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities.

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

The 2024 Amended Credit Facility financial covenants requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. As a result of our March 19, 2026 acquisition of select assets of Del Monte Foods meeting the definition of a Permitted Acquisition as defined in the 2024 Amended Credit Facility, the Consolidated Leverage Ratio required to be maintained was increased to not exceed 4.25 to 1.00 as of the end of the quarter ended June 26, 2026 and will remain at that level for the succeeding three fiscal quarters from the date of the acquisition.

Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2024 Amended Credit Facility, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2024 Amended Credit Facility) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. As a result of our March 19, 2026 acquisition of select assets of Del Monte Foods meeting the definition of a Permitted Acquisition as defined in the 2024 Amended Credit Facility, the Consolidated Leverage Ratio required to be maintained was increased to not exceed 4.25 to 1.00 as of the end of the quarter ended June 26, 2026 and will remain at that level for the succeeding three fiscal quarters. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of June 26, 2026, we were in compliance with all the covenants contained in the 2024 Amended Credit Facility.

In addition to the indebtedness under our 2024 Amended Credit Facility, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 10. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of June 26, 2026, we had $369.0 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the 2024 Amended Credit Facility.

We believe that our cash on hand, borrowing capacity available under our 2024 Amended Credit Facility as amended by the Third Amendment, and cash flows from operations for the next twelve months will be sufficient to meet our cash requirements and service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our 2024 Amended Credit Facility covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 26, 2025.

Contractual Obligations

As of June 26, 2026, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2025.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 26, 2025. There were no material changes to these critical accounting policies or estimates during the second quarter of 2026.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net asset position of $9.6 million as of June 26, 2026 compared to a net liability position of $1.0 million as of December 26, 2025 due to the relative strengthening of exchange rates when compared to contracted rates, primarily related our Euro forward contracts, during the six months ended June 26, 2026.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. On July 19, 2024, we agreed to terminate our outstanding interest rate swap agreement in exchange for $7.3 million, net of fees of $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At June 26, 2026, $2.1 million remained in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.0 million is expected to be reclassified to earnings through interest expense over the next twelve months.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $10.7 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $1.1 million over the following 2 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill in our Annual Report on Form 10-K for the year ended December 26, 2025. During the quarter ended June 26, 2026, we did not record impairment charges associated with these reporting units, however we continue to monitor their performance.

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

During and subsequent to the quarter and six months ended June 26, 2026, escalation of the conflict in the Middle East has resulted in significant disruption to shipping activities through the Strait of Hormuz and commercial activities globally, leading to increased variability in certain commodity markets such as shipping fuel and fertilizer. We cannot predict whether future developments associated with the conflict, including the length of heightened volatility in commodity markets or its impact on consumer demand, will result in changes to our projected cash flows or discount rates used that may lead to impairment of our goodwill.

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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 26, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended June 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with exception of the acquisition noted below.

On March 19, 2026, we completed our acquisition of select assets of Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code. As a result of the acquisition, management is in the process of evaluating the existing controls and procedures of the acquired business and integrating it into our internal control over financial reporting. In accordance with interpretive guidance issued by the SEC staff, management is permitted to exclude an acquired business from its assessment of internal control over financial reporting in the first year subsequent to its acquisition. In light of the overlap between disclosure controls and procedures and internal control over financial reporting, we have excluded the portion of disclosure controls and procedures that are subsumed within the internal control over financial reporting of Del Monte Foods from management's evaluation of our disclosure controls and procedures as of June 26, 2026. The total assets and total revenues excluded from our assessment represented 11% and 9% as of and for the six months ended June 26, 2026.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $8.1 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended June 26, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $33.7 million, and a net book value of $4.6 million as of the quarter ended June 26, 2026. The registration of this real estate collateral does not affect our operations in the country.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table provides information regarding our purchases of ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
March 28, 2026 to April 24, 2026	—	$—	—
April 25, 2026 to May 22, 2026	398,373	$34.75	398,373
May 23, 2026 to June 26, 2026	66,840	$32.34	66,840
Total	465,213			$100,150,342

(1)On February 21, 2025, our Board of Directors approved a share repurchase program of up to $150 million of our ordinary shares. The program does not obligate the Company to purchase a minimum amount of shares.

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 26, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 26, 2026 and December 26, 2025, (ii) Consolidated Statements of Operations for the quarters and six months ended June 26, 2026 and June 27, 2025, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 26, 2026 and June 27, 2025, (iv) Consolidated Statements of Cash Flows for the six months ended June 26, 2026 and June 27, 2025, (v) Consolidated Statements of Shareholders' Equity for the quarters and six months ended June 26, 2026 and June 27, 2025 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Monte Corporation

Date:	July 31, 2026	By:	/s/ Mohammed Abbas
Mohammed Abbas
President & Chief Operating Officer (Duly Authorized Officer)

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)