Form 10-Q
period 2026-09-25
DEL MONTE CORP
filed 2026-10-28
CIK 1047340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
FORM 10-Q
———————————
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2026
OR
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

As of October 16, 2026, there were 47,147,664 ordinary shares of Del Monte Corporation issued and outstanding.

DEL MONTE CORPORATION AND SUBSIDIARIES

Form 10-Q
For the Quarter and Nine Months Ended September 25, 2026

PART I: FINANCIAL INFORMATION

Item 1.        Financial Statements

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	September 25, 2026	December 26, 2025
Assets
Current assets:
Cash and cash equivalents	$21.1	$35.7
Trade accounts receivable, net of allowance of $47.0 and $38.2, respectively	409.3	376.1
Other accounts receivable, net of allowance of $5.5 and $4.9, respectively	84.7	85.9
Inventories, net	849.6	581.9
Assets held for sale	15.1	9.6
Prepaid expenses and other current assets	50.1	51.6
Total current assets	1,429.9	1,140.8

Investments in and advances to unconsolidated companies	51.6	63.2
Property, plant and equipment, net	1,209.5	1,119.5
Operating lease right-of-use assets	181.6	192.8
Goodwill	389.6	390.0
Intangible assets, net	76.9	33.1
Deferred income taxes	48.7	45.5
Other noncurrent assets	81.1	74.1
Total assets	$3,468.9	$3,059.0

Liabilities and shareholders' equity
Current liabilities:
Accounts payable and accrued expenses	$548.2	$467.3
Current maturities of debt and finance leases	7.0	1.5
Current maturities of operating leases	42.9	45.4
Income taxes and other taxes payable	22.6	15.1
Total current liabilities	620.7	529.3

Long-term debt and finance leases	492.6	176.2
Retirement benefits	103.2	92.4
Deferred income taxes	78.6	79.1
Operating leases, less current maturities	116.1	125.9
Other noncurrent liabilities	31.6	25.9
Total liabilities	1,442.8	1,028.8
Commitments and contingencies (See Note 11)
Shareholders' equity:
Preferred shares, $0.01 par value; 50,000,000 shares authorized; none issued or outstanding	—	—
Ordinary shares, $0.01 par value; 200,000,000 shares authorized; 47,147,664 and 47,373,027 issued and outstanding, respectively	0.5	0.5
Paid-in capital	609.2	606.6
Retained earnings	1,439.4	1,447.3
Accumulated other comprehensive loss	(38.1)	(38.2)
Total Del Monte Corporation shareholders' equity	2,011.0	2,016.2
Noncontrolling interests	15.1	14.0
Total shareholders' equity	2,026.1	2,030.2
Total liabilities and shareholders' equity	$3,468.9	$3,059.0
See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(U.S. dollars in millions, except share and per share data)

	Quarter ended		Nine months ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	$1,095.3	$1,021.9	$3,358.5	$3,302.8
Cost of products sold	992.7	941.1	3,045.6	3,009.7
Gross profit	102.6	80.8	312.9	293.1
Selling, general and administrative expenses	67.2	52.1	190.9	151.5
Gain on disposal of property, plant and equipment, net	2.5	5.0	4.3	5.9
Asset impairment and other charges, net	8.8	55.5	43.6	56.1
Operating income (loss)	29.1	(21.8)	82.7	91.4
Interest expense	6.4	2.5	15.3	9.2
Interest income	0.1	0.7	0.7	1.1
Income from equity method investments	2.4	3.1	10.9	10.9
Other (income) expense, net	(0.6)	3.4	7.2	7.8
Income (loss) before income taxes	25.8	(23.9)	71.8	86.4
Income tax provision	7.1	4.2	20.9	25.2
Net income (loss)	18.7	(28.1)	50.9	61.2
Less: Net income attributable to noncontrolling interests	0.4	1.0	1.5	2.4
Net income (loss) attributable to Del Monte Corporation	$18.3	$(29.1)	$49.4	$58.8

Earnings per share:
Net income (loss) per ordinary share attributable to Del Monte Corporation - Basic	$0.39	$(0.61)	$1.04	$1.23
Net income (loss) per ordinary share attributable to Del Monte Corporation - Diluted	$0.39	$(0.61)	$1.04	$1.22

Dividends declared per ordinary share	$0.30	$0.30	$0.90	$0.90

Weighted average number of ordinary shares:
Basic	47,146,531	47,917,663	47,331,071	47,942,661
Diluted	47,349,407	47,917,663	47,608,082	48,214,204

See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(U.S. dollars in millions)

	Quarter ended		Nine months ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net income (loss)	$18.7	$(28.1)	$50.9	$61.2
Other comprehensive income:
Net unrealized (loss) gain on derivatives, net of tax	(4.8)	4.8	5.0	(3.9)
Net unrealized foreign currency translation gain (loss)	1.3	(2.9)	(6.0)	20.3
Net change in retirement benefit adjustment, net of tax	0.1	0.4	1.1	(0.5)
Comprehensive income (loss)	15.3	(25.8)	51.0	77.1
Less: Comprehensive income attributable to noncontrolling interests	0.4	1.0	1.5	2.4
Comprehensive income (loss) attributable to Del Monte Corporation	$14.9	$(26.8)	$49.5	$74.7

See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 25, 2026	September 26, 2025
Operating activities:
Net income	$50.9	$61.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.5	55.2
Amortization of debt issuance costs	0.4	0.4
Share-based compensation expense	7.9	7.3
Asset impairments	34.8	54.6
Change in uncertain tax positions	5.2	(0.8)
Gain on disposal of property, plant and equipment, net	(4.3)	(5.9)
Income from equity method investments	(10.9)	(10.9)
Deferred income taxes	(3.7)	(2.4)
Other, net	(0.6)	(2.0)
Changes in operating assets and liabilities
Receivables	(36.8)	38.6
Inventories	(101.1)	32.0
Prepaid expenses and other current assets	(10.2)	(5.6)
Accounts payable and accrued expenses	66.4	17.6
Other assets and liabilities	(1.4)	(5.1)
Net cash provided by operating activities	53.1	234.2
Investing activities:
Capital expenditures	(69.2)	(35.7)
Proceeds from sales of property, plant and equipment	23.9	11.8
Acquisition of select assets of Del Monte Foods, net of cash acquired	(307.7)	—
Distributions received from unconsolidated companies	29.6	1.1
Investments in and advances to unconsolidated companies	(7.0)	(11.7)
Other investing activities	—	0.1
Net cash used in investing activities	(330.4)	(34.4)
Financing activities:
Proceeds from debt	721.4	309.8
Payments on debt	(411.9)	(380.9)
Distributions to noncontrolling interests	(0.4)	(4.2)
Share-based awards settled in cash for taxes	(1.8)	(0.9)
Dividends paid	(42.5)	(43.1)
Repurchase and retirement of ordinary shares	(20.1)	(14.8)
Other financing activities	(4.1)	(1.2)
Net cash provided by (used in) financing activities	240.6	(135.3)
Effect of exchange rate changes on cash	(2.9)	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(39.6)	64.6
Cash, cash equivalents and restricted cash, beginning	64.2	32.6
Cash, cash equivalents and restricted cash, ending	$24.6	$97.2
Supplemental cash flow information:
Cash paid for interest	$13.9	$11.2
Cash paid for income taxes	$17.5	$12.4
Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for new finance lease obligations	$0.2	$—
Right-of-use assets obtained in exchange for new operating lease obligations	$20.0	$34.2
Preliminary deferred payment owed to sellers in connection with the Acquisition of select assets of Del Monte Foods	$1.1	$—
Dividends on restricted stock units	$0.6	$0.4
Fair value of net assets acquired in non-cash acquisition	$—	$0.8
See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited) (U.S. dollars in millions, except share data)

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Del Monte Corporation Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance as of December 26, 2025	47,373,027	$0.5	$606.6	$1,447.3	$(38.2)	$2,016.2	$14.0	$2,030.2
Settlement of restricted stock units	300,481	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Repurchase and retirement of ordinary shares	(100,000)	—	(1.2)	(2.8)	—	(4.0)	—	(4.0)
Dividend declared	—	—	0.6	(14.8)	—	(14.2)	—	(14.2)
Comprehensive income:
Net income	—	—	—	10.0	—	10.0	0.7	10.7
Unrealized gain on derivatives, net of tax	—	—	—	—	8.4	8.4	—	8.4
Net unrealized foreign currency translation loss	—	—	—	—	(4.7)	(4.7)	—	(4.7)
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.6	0.6	—	0.6
Comprehensive income						14.3	0.7	15.0
Balance as of March 27, 2026	47,573,508	$0.5	$608.5	$1,439.7	$(33.9)	$2,014.8	$14.7	$2,029.5
Settlement of restricted stock units	37,923	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.6	—	—	2.6	—	2.6
Repurchase and retirement of ordinary shares	(465,213)	—	(4.9)	(11.2)	—	(16.1)	—	(16.1)
Dividend declared	—	—	0.1	(14.4)	—	(14.3)	—	(14.3)
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Comprehensive income:
Net income	—	—	—	21.2	—	21.2	0.3	21.5
Unrealized gain on derivatives, net of tax	—	—	—	—	1.4	1.4	—	1.4
Net unrealized foreign currency translation loss	—	—	—	—	(2.6)	(2.6)	—	(2.6)
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4
Comprehensive income						20.4	0.3	20.7
Balance as of June 26, 2026	47,146,218	$0.5	$606.3	$1,435.3	$(34.7)	$2,007.4	$14.7	$2,022.1
Settlement of restricted stock units	1,446	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.8	—	—	2.8	—	2.8
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—
Dividend declared	—	—	0.1	(14.2)	—	(14.1)	—	(14.1)
Comprehensive income:
Net income	—	—	—	18.3	—	18.3	0.4	18.7
Unrealized loss on derivatives, net of tax	—	—	—	—	(4.8)	(4.8)	—	(4.8)
Net unrealized foreign currency translation gain	—	—	—	—	1.3	1.3	—	1.3
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.1	0.1	—	0.1
Comprehensive income						14.9	0.4	15.3
Balance as of September 25, 2026	47,147,664	$0.5	$609.2	$1,439.4	$(38.1)	$2,011.0	$15.1	$2,026.1

	Ordinary Shares Outstanding	Ordinary Shares	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Del Monte Corporation Shareholders' Equity	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 27, 2024	47,940,300	$0.5	$605.0	$1,435.4	$(50.4)	$1,990.5	$16.3	$2,006.8
Settlement of restricted stock units	237,959	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.3	—	—	2.3	—	2.3
Distribution to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Repurchase and retirement of ordinary shares	(253,850)	—	(2.3)	(5.4)	—	(7.7)	—	(7.7)
Dividend declared	—	—	0.4	(14.8)	—	(14.4)	—	(14.4)
Comprehensive income:
Net income	—	—	—	31.1	—	31.1	0.8	31.9
Unrealized loss on derivatives, net of tax	—	—	—	—	(2.4)	(2.4)	—	(2.4)
Net unrealized foreign currency translation gain	—	—	—	—	6.9	6.9	—	6.9
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Comprehensive income						35.3	0.8	36.1
Balance as of March 28, 2025	47,924,409	$0.5	$605.4	$1,446.3	$(46.2)	$2,006.0	$17.0	$2,023.0
Settlement of restricted stock units	50,537	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Capital contribution from noncontrolling interest	—	—	—	—	—	—	0.3	0.3
Dividend declared	—	—	0.1	(14.4)	—	(14.3)	—	(14.3)
Comprehensive income:
Net income	—	—	—	56.8	—	56.8	0.6	57.4
Unrealized loss on derivatives, net of tax	—	—	—	—	(6.3)	(6.3)	—	(6.3)
Net unrealized foreign currency translation gain	—	—	—	—	16.3	16.3	—	16.3
Change in retirement benefit adjustment, net of tax	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Comprehensive income						66.2	0.6	66.8
Balance as of June 27, 2025	47,974,946	$0.5	$608.0	$1,488.7	$(36.8)	$2,060.4	$17.9	$2,078.3
Settlement of restricted stock units	1,345	—	—	—	—	—	—	—
Share-based payment expense	—	—	2.5	—	—	2.5	—	2.5
Distribution to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Repurchase and retirement of ordinary shares	(201,514)	—	(2.1)	(5.1)	—	(7.2)	—	(7.2)
Dividend declared	—	—	—	(14.4)	—	(14.4)	—	(14.4)
Comprehensive income (loss):
Net income (loss)	—	—	—	(29.1)	—	(29.1)	1.0	(28.1)
Unrealized gain on derivatives, net of tax	—	—	—	—	4.8	4.8	—	4.8
Net unrealized foreign currency translation loss	—	—	—	—	(2.9)	(2.9)	—	(2.9)
Change in retirement benefit adjustment, net of tax	—	—	—	—	0.4	0.4	—	0.4
Comprehensive income (loss)						(26.8)	1.0	(25.8)
Balance as of September 26, 2025	47,774,777	$0.5	$608.4	$1,440.1	$(34.5)	$2,014.5	$14.8	$2,029.3

See accompanying notes.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  General

Reference in this Report to “Del Monte Corporation”, “we”, “our” and “us” and the “Company” refer to Del Monte Corporation and its subsidiaries, unless the context indicates otherwise.

Nature of Business

We are incorporated under the laws of the Cayman Islands in 1996, previously under the name "Fresh Del Monte Produce Inc." On June 9, 2026, we changed our name to "Del Monte Corporation". We are one of the world’s leading vertically integrated producers, marketers and distributors of high-quality fresh and fresh-cut fruit and vegetables, as well as a leading producer and marketer of prepared fruit and vegetables, juices, beverages and snacks in North America, Europe, Africa and the Middle East. We market our products worldwide under the Del Monte® brand, a symbol of product innovation, quality, freshness and reliability since 1892. Our major sales markets are organized as follows: North America, Europe, the Middle East (which includes North Africa) and Asia. Our global sourcing and logistics system allows us to provide regular delivery of consistently high-quality produce and value-added services to our customers. Our major production operations are located in North, Central and South America, Asia and Africa. Our products are sourced from company-owned operations and through supply contracts with independent growers.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements for the quarter and nine months ended September 25, 2026 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments of a normal recurring nature considered necessary for fair presentation have been included. Operating results for the quarter and nine months ended September 25, 2026 are subject to significant seasonal variations and are not necessarily indicative of the results that may be expected for the year ending January 1, 2027. For further information, refer to the Consolidated Financial Statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 26, 2025.

We are required to evaluate events occurring after September 25, 2026 for recognition and disclosure in the unaudited Consolidated Financial Statements for the quarter and nine months ended September 25, 2026. Events are evaluated based on whether they represent information existing as of September 25, 2026, which require recognition in the unaudited Consolidated Financial Statements, or new events occurring after September 25, 2026 which do not require recognition but require disclosure if the event is significant to the unaudited Consolidated Financial Statements. We evaluated events occurring subsequent to September 25, 2026 through the date of issuance of these unaudited Consolidated Financial Statements.

U.S. Tariff Refunds

On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (IEEPA), including the additional country specific tariffs. On March 4, 2026, the Court of International Trade ordered the U.S. Customs and Border Protection to begin the refund process for importers who were subject to the invalidated IEEPA tariffs, which we began to receive during the quarter ended September 25, 2026. To the extent a tariff refund received related to the tariff expense previously recognized associated with inventory sold to customers, the benefit has been recognized in our Consolidated Statement of Operations as a reduction in cost of products sold. Corresponding accruals for tariff refunds expected to be paid to customers have been accounted for as consideration paid to a customer not in exchange for a distinct good or service and, as a result, are recorded in our Consolidated Statement of Operations as a reduction of net sales. Consistent with the gain contingency model under ASC 450-30, "Gain Contingencies", we have not recognized any amounts associated with tariff refund claims that have not yet been received by the Company or are not otherwise considered realizable as of September 25, 2026.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

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

The Acquisition was accounted for as a business combination under ASC 805 with a total initial purchase consideration of $310.2 million, including base cash consideration of $285.0 million which includes $25.0 million from a portion of the escrow deposit and net of other adjustments per the APA. We funded the purchase consideration using cash on hand, our existing escrow deposit and proceeds from the Company's existing Prior Amended Credit Agreement as defined and described in Note 10, "Debt and Finance Lease Obligations". Prior to the Acquisition, we held a perpetual, royalty-free license to use the Del Monte® brand for processed and/or canned food in various countries throughout Europe, Africa, the Middle East and certain Asian Countries, as well as an agreement to utilize the Del Monte® brand for certain prepared food products in North America. We previously recognized the value of these rights as indefinite-lived intangible assets with a carrying value of $31.7 million. As a result of the Acquisition, including our purchase of the rights to the Del Monte® brand in regions where we previously held royalty-free licenses, the agreements were effectively settled resulting in the fair value of the settled licenses being included in the total purchase consideration. Accordingly, when including the effect of the effective settlement, total purchase consideration for the Acquisition as determined under ASC 805 was $341.9 million.

The following table summarizes the fair values of the net assets acquired and liabilities assumed on the Closing Date, inclusive of measurement period adjustments. During the nine months ended September 25, 2026, we recorded measurement period adjustments primarily related to reductions in deferred tax assets of Del Monte Foods Mexico of $5.7 million, recognition of income taxes and other taxes payable based on adjustments to transfer pricing from 2023 through 2025 of $4.7 million, reduction in the retirement benefits obligations of $3.8 million, a $4.6 million reduction in the fair value of property, plant and equipment based on physical counts performed and economic obsolescence identified, and a $15.6 million increase in the fair value of trade names based on revisions of the royalty savings method calculation. These adjustments are based on facts and circumstances which existed, but were not known, as of the acquisition date. We are still finalizing our review of the estimated fair values of the assets acquired and liabilities assumed within the permissible one year measurement period. Accordingly, further measurement period adjustment may be recorded as the valuation procedures are finalized which may result in a change to our fair value allocation.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

At March 19, 2026
Assets acquired:
Cash and cash equivalents	$1.5
Trade accounts receivable	3.7
Other accounts receivable	11.7
Inventories(1)	167.7
Assets held for sale	2.5
Prepaid expenses and other current assets	8.1
Property, plant and equipment (2)	115.5
Operating lease right-of-use assets	6.6
Deferred income taxes	0.1
Other noncurrent assets	0.3
Trade names	75.7

Liabilities assumed:
Accounts payable and accrued expenses	12.8
Current maturities of debt and finance leases	5.4
Current maturities of operating leases	3.3
Income taxes and other taxes payable	10.5
Long-term debt and finance leases	10.7
Retirement benefits	5.5
Operating leases, less current maturities	3.3
Net assets acquired	$341.9

(1) Includes an inventory valuation step-up of $6.3 million. The preliminary fair value was determined based on level 3 inputs which included the estimated selling price of the inventory, less the remaining estimated costs to sell such inventory at estimated normal profit margin.

(2) Includes $16.1 million of right‑of‑use assets related to the bubble tea business operated under the Joyba® trademark. Based on our decision to discontinue production of Joyba® after the Closing Date, we recorded an impairment of these right-of-use assets during the nine months ended September 25, 2026. See Note 5, "Asset Impairment and Other Charges, Net".

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

Operations of Del Monte Foods Assets

Operations of the acquired Del Monte Foods assets under the APA generated approximately $402.2 million of revenue and $15.9 million of net income before provision for income taxes for the period from the Closing Date through September 25, 2026, inclusive of impairment charges taken on the Joyba® right-of-use assets.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

During the quarter and nine months ended September 25, 2026, we incurred $0.6 million and $6.9 million of acquisition-related costs, which primarily consist of compensatory, advisory, legal, accounting, valuation, other professional and consulting fees related to the Acquisition, and are included in “Asset impairment and other charges, net” in our Consolidated Statement of Operations.

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

	Quarter ended		Nine months ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	$1,095.3	$1,228.5	$3,527.3	$3,929.0
Net income (loss)	30.4	(63.5)	35.4	(118.4)
Net income (loss) attributable to Del Monte Corporation	$30.0	$(64.5)	$34.0	$(120.8)

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

Restricted Cash

At September 25, 2026 and December 26, 2025, we held $3.5 million and $28.5 million, respectively in an escrow account in connection with the Acquisition. These amounts are presented under prepaid expenses and other current assets on our Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our Consolidated Balance Sheets, which reconcile to the amounts shown on the Consolidated Statements of Cash Flows:

	September 25, 2026	December 26, 2025
Cash and cash equivalents	$21.1	$35.7
Restricted cash included in:
Prepaid expenses and other current assets	3.5	28.5
Total cash, cash equivalents and restricted cash	$24.6	$64.2

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

4. Investments in and Advances to Unconsolidated Companies

Investments in and advances to unconsolidated companies amounted to $51.6 million as of September 25, 2026 and $63.2 million as of December 26, 2025. These investments are accounted for under the equity method of accounting, and primarily relate to investments in limited partnerships and joint ventures in the food, nutrition, and agricultural technology sectors. Our investments in unconsolidated companies include investments in companies who qualify as investment companies pursuant to Accounting Standards Codification Topic 946, Financial Services - Investment Companies ("ASC 946") and, accordingly, are carried at net asset value ("NAV"), which approximates fair value. Our investments in unconsolidated companies which qualify as investment companies under ASC 946, which make up approximately $41.2 million of the balance as of September 25, 2026 and $52.9 million of the balance as of December 26, 2025, cannot be redeemed, but the funds will make distributions through liquidation. The estimate of the liquidation period varies from 2027 to 2038. Total unfunded commitments related to our investments in and advances to unconsolidated companies as of September 25, 2026 were $10.4 million.

Distributions received from these investments were $29.6 million and $1.1 million for nine months ended September 25, 2026 and September 26, 2025, respectively. No distributions were received from these investments for the quarters ended September 25, 2026 and September 26, 2025. The $29.6 million distribution received for nine months ended September 25, 2026 was as a result of the January 2026 liquidation of an investment fund whose carrying value made up $23.0 million of our investments in and advances to unconsolidated companies as of December 26, 2025.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

5.  Asset Impairment and Other Charges, Net

The following represents a summary of asset impairment and other charges, net recorded during the quarters and nine months ended September 25, 2026 and September 26, 2025 (U.S. dollars in millions):

	Quarter ended			Nine months ended
	September 25, 2026			September 25, 2026
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Impairment of banana farm assets in Costa Rica (1)	$6.3	$—	$6.3	$16.5	$0.5	$17.0
Prepared segment:
Impairment of right-of-use asset (2)	—	—	—	16.1	—	16.1
Venezuela property and equipment damage due to earthquake	—	—	—	1.6	—	1.6
Acquired Del Monte Foods inventory rationalization costs	—	0.8	0.8	—	0.8	0.8
Other prepared segment charges	—	1.0	1.0	—	1.0	1.0
Fresh and value-added products segment:
Other fresh and value-added products segment charges (credits)	—	0.1	0.1	—	(0.2)	(0.2)
Other:
Business transaction costs related to acquisition of Del Monte Foods (3)	—	0.6	0.6	—	6.9	6.9
Severance costs for transition employees related to acquisition of Del Monte Foods	—	—	—	—	0.4	0.4
Total asset impairment and other charges, net	$6.3	$2.5	$8.8	$34.2	$9.4	$43.6

	Quarter ended			Nine months ended
	September 26, 2025			September 26, 2025
	Long-lived and other asset impairment	Exit activity and other charges	Total	Long-lived and other asset impairment	Exit activity and other charges	Total
Banana segment:
Philippines impairment of banana-related fixed assets and exit costs (4)	$35.7	$1.5	$37.2	$35.7	$1.5	$37.2
Fresh and value-added products segment:
Asset impairment and write-offs related to planned divestiture of Mann Packing (5)	17.9	—	17.9	17.9	—	17.9
Impairment of leased grape farm in Chile	—	—	—	0.6	—	0.6
Other fresh and value-added product segment charges	0.4	—	0.4	0.4	—	0.4
Total asset impairment and other charges, net	$54.0	$1.5	$55.5	$54.6	$1.5	$56.1

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
(1) During the quarter and nine months ended September 25, 2026, we recorded impairment charges of $6.3 million and $16.5 million, respectively, related to property, plant and equipment, associated with the closure of four banana farms in Costa Rica as a result of low profitability and reduced production. The impairment charges primarily related to improvements that could not be relocated to other farms and changes in the expected use and recoverability of certain assets affected by the farm closures.

(2) During the nine months ended September 25, 2026, we recorded impairment charges of $16.1 million related to right-of-use assets acquired from Del Monte Foods for product lines we do not intend to operate. See Note 3, "Acquisitions".

(3) During the quarter and nine months ended September 25, 2026, we recorded $0.6 million and $6.9 million, respectively, in business transaction costs, primarily related to transaction advisory fees, legal, consulting, and accounting expenses, related to our acquisition of Del Monte Foods. See Note 3, “Acquisitions”.

(4) During the quarter ended September 26, 2025, we abandoned two operations in the Philippines as a result of low profitability and reduced production, including the impact of crop disease. As a result, we incurred charges of $35.7 million related to the write-off of property, plant and equipment and right-of-use lease assets and $1.5 million in charges related to restoration and severance costs. Refer to Note 16, "Fair Value Measurements".

(5) As a result of our planned divestiture of the Mann Packing business, including substantially all the operational assets, we recorded $17.9 million in asset impairment and other charges during the quarter ended September 26, 2025. These charges included $15.7 million to reduce the carrying value of the disposal group assets to fair value and $2.2 million in charges related to software used by the operations of Mann Packing. Refer to Note 16, "Fair Value Measurements".

6. Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $282.6 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. During the quarter ended September 25, 2026, constitutional remedy was resolved and a hearing was scheduled for May 7, 2027. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $8.1 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 25, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $33.8 million, and a net book value of $4.6 million as of the quarter ended September 25, 2026. The registration of this real estate collateral does not affect our operations in the country.

In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We filed objections contesting these assessments and subsequently initiated appeals. On January 16, 2026, the Company received an unfavorable decision related to the appeals. On February 9, 2026, we filed an action to pursue further appeal through the applicable appellate forum. The case remains pending. In addition, on October 16, 2026, the Company received an unfavorable ruling related to the withholding tax associated with these assessments and intends to appeal the decision.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

We will continue to vigorously contest the adjustments and intend to exhaust all administrative and judicial remedies necessary in each of these jurisdictions to resolve the matters, which could be a lengthy process.

We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of any of these matters, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates. The Company has evaluated the impact of the global minimum tax rules under Pillar Two for the current interim period. The effect of Pillar Two has been reflected in the Company's estimated annual effective tax rate used to determine the income tax expense in accordance with ASC 740 for the quarter ended September 25, 2026.

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

Our income tax provision was $7.1 million for the quarter ended September 25, 2026 compared with $4.2 million for the quarter ended September 26, 2025. The increase is primarily due to higher earnings in certain tax jurisdictions combined with the effect of an adjustment related to uncertain tax positions.

Our income tax provision was $20.9 million for the nine months ended September 25, 2026 compared with $25.2 million for the nine months ended September 26, 2025. The decrease is primarily due to decreased earnings in certain tax jurisdictions partially offset by the effect of an adjustment related to uncertain tax positions.

7.  Allowance for Credit Losses

We estimate expected credit losses on our trade receivables and financing receivables in accordance with Accounting Standards Codification (“ASC”) 326 - Financial Instruments - Credit Losses.

Trade Receivables

Trade receivables as of September 25, 2026 were $409.3 million, net of allowances of $47.0 million. Our allowance for trade receivables consists of two components: a $14.2 million allowance for credit losses and a $32.5 million allowance for customer claims accounted for under the scope of ASC 606 - Revenue Recognition.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The table below presents a rollforward of our trade receivable allowance for credit losses for the nine months ended September 25, 2026 and September 26, 2025 (U.S. dollars in millions):

	Nine months ended
Trade receivables	September 25, 2026	September 26, 2025
Allowance for credit losses:
Balance, beginning of period	$16.8	$11.5
Provision for uncollectible amounts	0.9	4.6
Deductions to allowance related to write-offs	(3.3)	(0.5)
Recoveries of amounts previously allowed for	—	(0.4)
Foreign exchange effects	(0.2)	0.4
Balance, end of period	$14.2	$15.6

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table details the advances to growers and suppliers based on their credit risk profile (U.S. dollars in millions):

	September 25, 2026		December 26, 2025
	Current	Past-Due	Current	Past-Due
Gross advances to growers and suppliers	$15.3	$21.8	$10.7	$22.3

The allowance for advances to growers and suppliers for the nine months ended September 25, 2026 and September 26, 2025 were as follows (U.S. dollars in millions):

	Nine months ended
	September 25, 2026	September 26, 2025
Allowance for advances to growers and suppliers:
Balance, beginning of period	$27.1	$12.1
Provision for uncollectible amounts	0.3	8.2
Deductions to allowance related to write-offs	—	(0.1)
Recoveries of amounts previously allowed for	(0.5)	—
Balance, end of period	$26.9	$20.2

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

Share-based compensation expense related to RSUs and PSUs is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and was comprised in the relevant periods as follows (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
RSUs/PSUs	$2.8	$2.5	$7.9	$7.3

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
Restricted Stock Units and Performance Stock Units

The following table lists the RSUs and PSUs awarded under the 2022 Plan during the nine months ended September 25, 2026 and September 26, 2025:

Date of Award	Type of award	Units awarded	Price per share
For the nine months ended September 25, 2026
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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

9.  Inventories, net

Inventories consisted of the following (U.S. dollars in millions):

	September 25, 2026	December 26, 2025
Finished goods	$340.7	$185.0
Raw materials and packaging supplies	169.9	156.3
Growing crops	339.0	240.6
Total inventories, net	$849.6	$581.9

10.  Debt and Finance Lease Obligations

The following is a summary of long-term debt and finance lease obligations (U.S. dollars in millions):

	September 25, 2026	December 26, 2025
Senior unsecured revolving credit facility (see Credit Facility below)	$477.2	$173.0
Other long-term debt	5.3	—
Finance lease obligations	17.1	4.7
Total debt and finance lease obligations	499.6	177.7
Less: Current maturities	(7.0)	(1.5)
Long-term debt and finance lease obligations	$492.6	$176.2

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

On February 21, 2024, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “Prior Amended Credit Agreement”) with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. The Prior Amended Credit Agreement provided for a five-year, $0.75 billion syndicated senior unsecured revolving credit facility maturing on February 21, 2029.

On July 15, 2026, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the “2026 Amended Credit Agreement”) with the Bank of America, N.A. as administrative agent, and other lenders named therein. The 2026 Amended Credit Agreement amended the terms of the Prior Amended Credit Agreement, to (i) increase the aggregate Revolving Commitments (as defined in the Prior Amended Credit Agreement) from $750,000,000 to $900,000,000, (ii) increase the aggregate L/C Commitments (as defined in the Prior Amended Credit Agreement) from $750,000,000 to $900,000,000, (iii) amend and restate the definition of “Term SOFR” to remove reference to the ten (10) basis points adjustment to SOFR (as defined in the Prior Amended Credit Agreement) and (iv) make conforming changes to reflect our name change and other administrative changes. All other material terms of the Prior Amended Credit Agreement remained unchanged.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Under the terms of the 2026 Amended Credit Agreement, amounts borrowed under the revolving credit facility accrue interest at a rate equal to the Term SOFR rate plus a margin that ranges from 1.0% to 1.625% based on our Consolidated Leverage Ratio (as defined in the 2026 Amended Credit Agreement). The 2026 Amended Credit Agreement also permits, under certain conditions, $200 million of Permitted Receivables Financing (as defined in the 2026 Amended Credit Facility). In addition, we pay a fee on unused commitments at a rate equal to 0.150% to 0.250% based on our Consolidated Leverage Ratio.

The 2026 Amended Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”) less the total aggregate initial principal amount of Incremental Increases previously incurred as defined in the 2026 Amended Credit Agreement. The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.75 to 1.00. Our ability to request such increases or term loans is subject to our compliance with customary conditions set forth in the 2026 Amended Credit Agreement including compliance, on a pro forma basis, with certain financial covenants and ratios. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The 2026 Amended Credit Agreement contains similar financial covenants to those included within the Second A&R Credit Agreement. Specifically, it requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. As a result of our March 19, 2026 acquisition of select assets of Del Monte Foods meeting the definition of a Permitted Acquisition as defined in the 2026 Amended Credit Agreement, the Consolidated Leverage Ratio required to be maintained was increased to not exceed 4.25 to 1.00 as of the end of the quarter ended September 25, 2026 and will remain at that level for the succeeding three fiscal quarters.

Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2026 Amended Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2026 Amended Credit Agreement) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of September 25, 2026, we were in compliance with all the covenants contained in the 2026 Amended Credit Agreement.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

In connection with the 2026 Amended Credit Agreement and Prior Amended Credit Agreement, we paid lender and third-party fees of $2.5 million associated with the amendments. We concluded that the amendments resulted in a modification of debt and as such, determined that debt issuance costs incurred in connection with the 2026 Amended Credit Agreement and Prior Amended Credit Agreement would be deferred and amortized over the term of the new arrangement. Debt issuance costs of $1.2 million and $1.3 million are included in other noncurrent assets on our Consolidated Balance Sheets as of September 25, 2026 and December 26, 2025, respectively.

The following is a summary of the material terms of the 2026 Amended Credit Agreement, other long-term debt and other working capital facilities at September 25, 2026 (U.S. dollars in millions):

	Term	Maturity date	Interest rate	Borrowing limit	Available borrowings, net of letters of credit and bank guarantees
Bank of America credit facility	5 years	February 21, 2029	5.23%	$900.0	$422.8
Rabobank letter of credit facility	364 days	June 12, 2027	Varies	25.0	14.0
Other long-term debt	15 months	August 24, 2027	3.00%	7.1	1.8
Other working capital facilities	Varies	Varies	Varies	20.9	13.4
				$953.0	$452.0

The margin for Term SOFR advances as of September 25, 2026 was 1.375%. We intend to use funds borrowed under the 2026 Amended Credit Agreement from time to time for general corporate purposes, which may include working capital needs, capital expenditures, funding of possible acquisitions, share repurchases, and satisfaction of other obligations.

As of September 25, 2026, we applied $24.6 million to letters of credit and bank guarantees issued from Rabobank Nederland, Bank of America, and other banks.

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

The revised estimate associated with the clean-up costs, and on which our accrual is based, is $3.1 million. As of September 25, 2026, $2.6 million was included in other noncurrent liabilities, and $0.5 million was included in accounts payable and accrued expenses in the Consolidated Balance Sheets for the Kunia Well Site clean-up. We expect to expend approximately $0.4 million in 2026, $0.2 million in 2027, $0.2 million in 2028, $0.1 million in 2029, $0.3 million in 2030, and $1.9 million thereafter.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)
Value Added Tax ("VAT") Receivables

In connection with administrative delays in a jurisdiction in which we operate, we have incurred delays in the collection of VAT refund claims made by the Company. As a result of those delays, as of September 25, 2026 we have classified $23.6 million of VAT receivables related to the jurisdiction as non-current assets which are included in other noncurrent assets in our Consolidated Balance Sheets. While we believe the amounts are collectible through standard administrative processes, these amounts may ultimately need to be recovered through administrative appeals or other legal means.

Tax Withholdings

We have entered into discussions with the Commissioner of Internal Revenue relating to historical U.S. federal income and employment tax withholding obligations associated with compensation paid for services performed in the United States by our Chief Executive Officer (the "CEO"). Based on our evaluation and these preliminary discussions, we have withholding obligations with respect to certain prior periods. As of September 25, 2026, we have estimated our potential exposure, including related interest, to be approximately $4.7 million. We have recorded an accrual of $4.7 million, representing management's best estimate of the probable loss associated with this matter. This amount reflects (1) $3.7 million of income and payroll taxes, for which the Company is liable, and (2) $1.0 million of employer-paid employment taxes and interest due on that amount through September 25, 2026. We believe we hold an enforceable right to be reimbursed from our CEO for approximately $1.9 million as of September 25, 2026, but may not have a contractual right to have the remainder reimbursed. The estimate is based on information available as of the balance sheet date and may change as additional information, including our assessment of any additional applicable jurisdictions related to this matter, becomes available and the matter progresses through the applicable administrative processes. The ultimate resolution of this matter could differ from the amount accrued; however, management does not currently expect any such difference to have a material adverse effect on our financial position, results of operations, or cash flows.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

12.  Earnings Per Share

Basic and diluted net income (loss) per ordinary share is calculated as follows (U.S. dollars in millions, except share and per share data):

	Quarter ended		Nine months ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Numerator:
Net income (loss) attributable to Del Monte Corporation	$18.3	$(29.1)	$49.4	$58.8

Denominator:
Weighted average number of ordinary shares - Basic	47,146,531	47,917,663	47,331,071	47,942,661
Effect of dilutive securities - share-based awards	202,876	—	277,011	271,543
Weighted average number of ordinary shares - Diluted	47,349,407	47,917,663	47,608,082	48,214,204

Antidilutive awards (1)	230,248	593,035	216,028	—

Net income (loss) per ordinary share attributable to Del Monte Corporation:
Basic	$0.39	$(0.61)	$1.04	$1.23
Diluted	$0.39	$(0.61)	$1.04	$1.22

(1)Certain unvested RSUs and PSUs are not included in the calculation of net income (loss) per ordinary share because the effect would have been antidilutive.

13.  Retirement and Other Employee Benefits

The following table sets forth the net periodic benefit costs of our defined benefit pension plans and post-retirement benefit plans (U.S. dollars in millions):

	Quarter ended		Nine months ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Service cost	$1.9	$1.7	$5.7	$4.9
Interest cost	4.1	1.9	10.1	5.7
Expected return on assets	(3.0)	(0.8)	(6.9)	(2.4)
Amortization of net actuarial loss	0.2	0.2	0.4	0.4
Net periodic benefit costs	$3.2	$3.0	$9.3	$8.6

We provide certain other retirement benefits to certain employees who are not U.S.-based and are not included above. Generally, benefits under these programs are based on an employee’s length of service and level of compensation. These programs are immaterial to our consolidated financial statements. The net periodic benefit costs related to other non-U.S. based plans is $0.8 million for the quarter ended September 25, 2026 and $0.2 million for the quarter ended September 26, 2025. The net periodic benefit costs related to other non-U.S. based plans is $2.1 million for the nine months ended September 25, 2026 and $1.2 million for the nine months ended September 26, 2025.

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

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

	Quarter ended
	September 25, 2026			September 26, 2025
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$461.3	$410.8	$50.5	$549.0	$484.7	$64.3
Banana	313.3	316.0	(2.7)	358.0	353.4	4.6
Prepared foods	261.2	215.4	45.8	61.5	57.5	4.0
Other products and services	59.5	50.5	9.0	53.4	45.5	7.9
Total	$1,095.3	$992.7	$102.6	$1,021.9	$941.1	$80.8

	Nine months ended
	September 25, 2026			September 26, 2025
Segments:	Net Sales	Cost of products sold	Gross Profit	Net Sales	Cost of products sold	Gross Profit
Fresh and value-added products	$1,579.5	$1,406.3	$173.2	$1,811.1	$1,612.7	$198.4
Banana	1,031.6	1,009.4	22.2	1,131.7	1,080.3	51.4
Prepared foods	579.8	480.5	99.3	205.1	181.1	24.0
Other products and services	167.6	149.4	18.2	154.9	135.6	19.3
Total	$3,358.5	$3,045.6	$312.9	$3,302.8	$3,009.7	$293.1

The following table indicates our net sales by geographic region (U.S. dollars in millions):

	Quarter ended		Nine months ended
Net sales by geographic region:	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025

North America	$697.1	$606.4	$2,036.6	$1,938.0
Europe	201.4	202.0	691.0	676.4
Middle East	94.4	103.9	301.7	319.5
Asia	82.2	93.8	251.0	294.9
Other	20.2	15.8	78.2	74.0
Total	$1,095.3	$1,021.9	$3,358.5	$3,302.8

The following table indicates our net sales by product (U.S. dollars in millions) and, in each case, the percentage of the total represented thereby:

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

	Quarter ended				Nine months ended
	September 25, 2026		September 26, 2025		September 25, 2026		September 26, 2025
Fresh and value-added products:
Fresh-cut fruit	$152.2	14%	$159.5	16%	$442.9	13%	$448.7	14%
Fresh-cut vegetables	35.9	3%	74.6	7%	104.7	3%	215.9	7%
Pineapples	161.2	15%	168.1	16%	513.9	15%	520.4	16%
Avocados	69.9	6%	79.1	8%	230.6	7%	285.3	9%
Non-tropical fruit	16.5	2%	16.6	2%	113.0	3%	119.7	3%
Melons	2.5	—%	4.4	—%	98.0	4%	92.2	3%
Vegetables	3.5	—%	24.0	3%	12.5	—%	60.7	1%
Other fruit and vegetables	19.6	2%	22.7	2%	63.9	2%	68.2	2%
Total fresh and value-added products	461.3	42%	549.0	54%	1,579.5	47%	1,811.1	55%
Banana	313.3	29%	358.0	35%	1,031.6	31%	1,131.7	34%
Prepared foods	261.2	24%	61.5	6%	579.8	17%	205.1	6%
Other products and services	59.5	5%	53.4	5%	167.6	5%	154.9	5%
Total	$1,095.3	100%	$1,021.9	100%	$3,358.5	100%	$3,302.8	100%

The following tables indicate our (i) property, plant, and equipment, net by location and (ii) total assets by location (U.S. dollars in millions):

Property, plant and equipment, net:	September 25, 2026	December 26, 2025
North America	$219.5	$122.9
Europe	30.7	29.2
Middle East	45.7	47.2
Africa	38.4	38.2
Asia	44.7	46.2
Central America	618.5	626.0
South America	42.5	44.5
Maritime equipment (including containers)	163.3	160.2
Corporate	6.2	5.1
Total property, plant and equipment, net	$1,209.5	$1,119.5

Total assets:	September 25, 2026	December 26, 2025
North America	$1,012.6	$624.7
Europe	402.7	350.3
Middle East	213.8	214.1
Africa	173.7	161.2
Asia	160.0	163.8
Central America	1,081.4	1,082.7
South America	102.1	105.2
Maritime equipment (including containers)	182.3	176.0
Corporate	140.3	181.0
Total assets	$3,468.9	$3,059.0

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

Management reviews assets on the basis of geographic region and not by reportable segment, which more closely aligns our capital investment with demand for our products. Costa Rica is our most significant sourcing location and represented approximately 38% of our property, plant and equipment as of September 25, 2026. Excluding the U.S., no other country other than Costa Rica accounted for greater than 10% of our property, plant and equipment as of September 25, 2026 and December 26, 2025.

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

Certain of our derivative instruments contain provisions that require the current credit relationship between us and our counterparty to be maintained throughout the term of the derivative instruments. If that credit relationship changes, certain provisions could be triggered, and the counterparty could request immediate collateralization of derivative instruments in a net liability position above a certain threshold. The aggregate fair value of all derivative instruments with a credit-risk-related contingent feature that were in a liability position on September 25, 2026 was $0.5 million. As of September 25, 2026, no triggering event had occurred and thus we were not required to post collateral.

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

Foreign Currency Hedges

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we may mitigate that exposure by entering into foreign currency forward or collar contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies, which generally mature within one year. At September 25, 2026, our foreign currency forward contracts hedge a portion of our 2026 foreign currency exposure.

The foreign currency forward contracts qualifying as cash flow hedges were designated as single-purpose cash flow hedges of forecasted cash flows.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

We had the following outstanding foreign currency contracts as of September 25, 2026 (in millions):

Foreign currency contracts qualifying as cash flow hedges:	Notional amount
Euro	EUR	97.5
Japanese yen	JPY	1,117.7
Costa Rican colon	CRC	24,320.4
Chilean peso	CLP	6,552.0
Kenyan shilling	KES	1,033.7

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

In July 2024, we agreed to terminate our outstanding interest rate swap in exchange for $7.3 million in cash proceeds, net of fees of approximately $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At September 25, 2026, $1.8 million in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.0 million is expected to be reclassified to earnings through interest expense over the next twelve months.

The following table reflects the fair values of derivative instruments, which are designated as level 2 in the fair value hierarchy, as of September 25, 2026 and December 26, 2025 (U.S. dollars in millions):

	Foreign exchange contracts (1)
Balance Sheet location:	September 25, 2026	December 26, 2025
Asset derivatives:
Prepaid expenses and other current assets	$5.6	$0.4

Liability derivatives:
Accounts payable and accrued expenses	$0.5	$1.4

(1) See Note 16, “Fair Value Measurements,” for fair value disclosures.

As of September 25, 2026, we expect that $6.1 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $0.8 million over the following 2 years, along with the earnings effect of the related forecasted transactions.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table reflects the effect of derivative instruments on the Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 25, 2026 and September 26, 2025 (U.S. dollars in millions):

	Net amount of gain (loss) recognized in other comprehensive income on derivatives
	Quarter ended		Nine months ended
Derivative instruments	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Foreign exchange contracts	$(4.5)	$5.4	$6.0	$(1.7)
Interest rate swaps, net of tax	(0.3)	(0.6)	(1.0)	(2.2)
Total	$(4.8)	$4.8	$5.0	$(3.9)

Refer to Note 17, “Accumulated Other Comprehensive Loss” for the effect of derivative instruments on the Consolidated Statements of Operations related to amounts reclassified from accumulated other comprehensive loss for the quarters and nine months ended September 25, 2026 and September 26, 2025.

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

The following table provides a summary of the fair values of our derivative financial instruments measured on a recurring basis (U.S. dollars in millions):

Foreign currency forward contracts, net asset (liability)
	September 25, 2026	December 26, 2025
Quoted prices in active markets for identical assets (Level 1)	$—	$—
Significant observable inputs (Level 2)	5.1	(1.0)
Significant unobservable inputs (Level 3)	—	—

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

Divestiture of Mann Packing

During the quarter ended September 26, 2025, we entered into a non-binding Letter of Intent pursuant to which we intended to sell the Mann Packing business, a wholly owned subsidiary of the Company previously included in our fresh and value-added products segment, including substantially all assets (the "Mann Packing Assets"). Given our entrance into the Letter of Intent, we determined the Mann Packing Assets met the criteria to be classified as held for sale. In accordance with ASC 805 - Business Combinations, the Mann Packing Assets were determined to constitute a business and, as a result, $7.2 million of goodwill from our fresh-cut products reporting unit was allocated to the carrying value of the disposal group as determined on a relative fair value basis. The Mann Packing Assets classified as held for sale were measured at the lower of carrying value or estimated fair value less costs to sell, resulting in the recognition of approximately $15.7 million of asset impairment and other charges during the quarter ended September 26, 2025, including the goodwill allocated to the disposal group based on the excess of the disposal group's carrying value over its fair value less costs to sell.

During the fourth quarter of 2025, we completed the divestiture of the Mann Packing business. The transaction did not meet the criteria for classification as a discontinued operation under ASC 205‑20, as it did not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results. At closing of the transaction, we recorded $31.3 million of receivables related to proceeds under the asset purchase agreement, including $17.6 million included in Other accounts receivable, net and $13.7 million, net of a present value discount of $4.3 million, included in Other noncurrent assets in our Consolidated Balance Sheet as of December 26, 2025.

Loss before income taxes for this individually significant component was $29.5 million and $46.7 million for the quarter and nine months ended September 26, 2025, respectively, inclusive of $15.7 million of charges included in Asset impairment and other charges, net. In connection with our divestiture of the Mann Packing business during the fourth quarter of 2025, we entered into a five-year lease as lessor for our Gonzales, California processing facility commencing in December 2025. The lease provides the lessee the option to renew the lease for an additional five-year term as well as a purchase option which can be exercised annually as described in the lease agreement.

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

Assets held for sale, which had a carrying amount of $15.1 million as of September 25, 2026, primarily consisted of $7.2 million related to idle farmland in Italy, $3.1 million related to farmland in Chile, $2.5 million related to facilities in North America, and $2.0 million related to facilities and farmland in Central America. These assets are recognized at the lower of cost or fair value less cost to sell.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

During the nine months ended September 25, 2026, we received proceeds of $2.4 million from the sale of assets previously held for sale. As a result, we recorded a gain on disposal of property, plant and equipment, net of $2.1 million for the nine months ended September 25, 2026 related to assets previously held for sale.

We recorded asset impairment and other charges during the quarter and nine months ended September 25, 2026 that do not fall under the scope of fair value measurement. Refer to Note 5, "Asset Impairment and Other Charges, Net".

17.  Accumulated Other Comprehensive Loss

The following table includes the changes in accumulated other comprehensive loss by component (U.S. dollars in millions):

	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Cash Flow Hedges	Foreign Currency Translation Adjustment		Retirement Benefit Adjustment	Total
	Nine months ended September 25, 2026
Balance at December 26, 2025	$1.9	$(24.8)		$(15.3)	$(38.2)
Other comprehensive income (loss) before reclassifications	12.4	(6.0)	(2)	0.5	6.9
Amounts reclassified from accumulated other comprehensive (loss) income	(7.4)	—		0.6	(6.8)
Net current period other comprehensive income	5.0	(6.0)		1.1	0.1
Balance at September 25, 2026	$6.9	$(30.8)		$(14.2)	$(38.1)

	Nine months ended September 26, 2025
Balance at December 27, 2024	$5.6	$(45.2)		$(10.8)	$(50.4)
Other comprehensive (loss) income before reclassifications	(9.3)	20.3	(2)	(0.7)	10.3
Amounts reclassified from accumulated other comprehensive loss	5.4	—		0.2	5.6
Net current period other comprehensive (loss) income	(3.9)	20.3		(0.5)	15.9
Balance at September 26, 2025	$1.7	$(24.9)		$(11.3)	$(34.5)

(1) All amounts are net of tax and noncontrolling interest.
(2) Includes a loss of $3.1 million and a gain of $10.1 million for the nine months ended September 25, 2026 and September 26, 2025, respectively, on intra-entity foreign currency transactions that are of a long-term-investment nature.

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

The following table includes details about amounts reclassified from accumulated other comprehensive loss by component (U.S. dollars in millions):

	Amount of (gain) loss reclassified from accumulated other comprehensive loss
	September 25, 2026		September 26, 2025
Details about accumulated other comprehensive loss components	Quarter ended	Nine months ended	Quarter ended	Nine months ended	Affected line item in the statement where net income is presented
Cash flow hedges:
Designated as hedging instruments:
Foreign currency cash flow hedges	$(3.4)	$(5.9)	$3.8	$9.2	Net sales
Foreign currency cash flow hedges	(0.1)	(0.5)	(1.0)	(1.5)	Cost of products sold
Interest rate swaps	(0.3)	(1.0)	(0.6)	(2.2)	Interest expense
Total	$(3.8)	$(7.4)	$2.2	$5.5
Amortization of retirement benefits:
Actuarial losses	$0.2	$0.6	$0.1	$0.3	Other expense, net
Curtailment and settlement losses	—	—	(0.1)	(0.1)	Other expense, net
Total	$0.2	$0.6	$—	$0.2

18.  Shareholders’ Equity

Our shareholders have authorized 50,000,000 preferred shares at $0.01 par value, of which none were issued or outstanding at September 25, 2026, and 200,000,000 ordinary shares at $0.01 par value, of which 47,147,664 were issued and outstanding at September 25, 2026.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("the Stock Repurchase Program") of up to $150 million of our ordinary shares. During the nine months ended September 25, 2026, we repurchased 565,213 shares for $20.0 million under the Stock Repurchase Program. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

The below is a summary of the dividends paid per share during the nine months ended September 25, 2026 and September 26, 2025. These dividends were declared and paid within the same fiscal quarter.

Nine months ended
September 25, 2026		September 26, 2025
Dividend Payment Date	Cash Dividend per Ordinary Share	Dividend Payment Date	Cash Dividend per Ordinary Share
September 4, 2026	$0.30	September 5, 2025	$0.30
June 11, 2026	$0.30	June 6, 2025	$0.30
March 27, 2026	$0.30	March 28, 2025	$0.30

DEL MONTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) (Unaudited)

We paid $42.5 million in dividends during the nine months ended September 25, 2026 and $43.1 million in dividends during the nine months ended September 26, 2025.

On October 27, 2026, our Board of Directors declared a quarterly cash dividend of thirty cents $0.30 per share, payable on December 4, 2026, to shareholders of record on November 11, 2026.

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

Subsequent to our March 2026 acquisition of select assets of Del Monte Foods, our business is comprised of four reportable segments, three of which represent our primary businesses of fresh and value-added products, banana, and prepared foods and one that represents our other ancillary businesses. The business and assets acquired as part of our acquisition of Del Monte Foods are included in our prepared foods reporting segment.

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

Our vision is to inspire healthy lifestyles through wholesome and convenient products. Our strategy is founded on six goals:

Acquisition of Select Assets of Del Monte Foods Corporation II Inc. and Affiliates

On March 19, 2026, we completed the acquisition of select assets from Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code. In the acquisition, we acquired (i) the prepared and packaged foods businesses of Del Monte Foods comprising canned vegetable, tomato, and refrigerated fruit business assets operated under the Del Monte®, S&W®, Contadina®, and other trademarks as described in the APA, (ii) four US facilities, two facilities in Mexico, and one facility in Venezuela and (iii) global ownership of the Del Monte® brand, which is subject to existing licensing arrangements across different regions and categories (the “Acquisition”). As part of the Acquisition, we also acquired 100% of the voting interests of Del Monte Foods' Mexico and South American subsidiaries, assumption of customer and supplier contracts as defined in the APA, as well as inventory at closing.

The Acquisition reunites the Del Monte® brand under a single owner for the first time in nearly four decades, expanding our prepared foods business and aligning with our existing fresh business under a global strategy to expand household penetration and enhance operational efficiency, flexibility, and cost structure.

Current Macroeconomic Environment

We continue to actively monitor macroeconomic trends and geopolitical pressures around the world including, among others, the conflicts in the Middle East and other regional or global military conflicts. During the first nine months of 2026, escalation of the conflict in the Middle East has resulted in higher costs and lower availability in certain commodity and transport markets, including those for shipping fuel, diesel fuel and fertilizer used for production and shipment of our products. Additionally, the conflict has resulted in significant disruption to shipping activities through the Strait of Hormuz, a critical maritime area used for global supply chain. Due to these disruptions, we incurred customer quality claims, product damages, and write-off of inventory resulting in $0.6 million of customer claims and $1.7 million of other product-related charges recognized during the first nine months of 2026. As a result of these increases and ongoing volatility, our results and cash flows have and continue to be impacted, including increased costs for inputs used in our production and supply chain in addition to affecting the affordability of our products for our customers. We expect these increases and the resulting volatility in commodity markets to be material, however significant uncertainty exists regarding the duration of these conflicts and their impact on commodity markets. We continue to monitor developments with respect to the conflict in the region, including its ongoing impact on global commodity prices and shipping and logistic disruptions.

During 2025, the U.S. government signaled or announced numerous changes to its trade policy, including changes to existing trade agreements and the use of tariffs to enforce trade policy. Tariffs implemented impacted various jurisdictions we sell into and from which we purchase or source, including Costa Rica, Guatemala and Ecuador where we source the majority of our products sold into the United States. On February 20, 2026, the United States Supreme Court issued a decision invalidating the broad-based tariffs imposed by the U.S. government under the International Emergency Economic Powers Act (IEEPA), including additional country specific tariffs. On March 4, 2026, the Court of International Trade ordered U.S. Customs and Border Protection to begin the refund process for importers who were subject to the invalidated IEEPA tariffs, which we began to receive during the quarter ended September 25, 2026 with corresponding accruals recorded reflecting estimated refund obligations to our customers. Significant uncertainty exists regarding our ability to claim any additional tariff refunds as well as the timing of such refunds.

U.S. tariff policies continue to evolve and significant uncertainty remains in regard to changes in future policy, including the duration of any existing or newly announced tariffs, changes to the countries included in the scope of tariffs in the future, changes to amounts, potential retaliatory tariffs imposed by other countries, court rulings and other variables. While we were able to mostly mitigate additional costs related to tariff charges placed on products sold into the United States during 2025 and the first quarter of 2026, if we are unable to successfully sustain our increased selling prices to our customers, institute new increases for incremental tariffs, or if increased selling prices impact consumer demand, we expect the impact for the remainder of 2026 to be material.

Income Taxes

In connection with the examination of the tax returns in three foreign jurisdictions, the taxing authorities have issued income tax deficiencies related to transfer pricing aggregating approximately $282.6 million (including interest and penalties) for tax years 2012 through 2021. We strongly disagree with the proposed adjustments and have filed a protest with each of the taxing authorities.

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. During the quarter ended September 25, 2026, constitutional remedy was resolved and a hearing was scheduled for May 7, 2027. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $8.1 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 25, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $33.8 million, and a net book value of $4.6 million as of the quarter ended September 25, 2026. The registration of this real estate collateral does not affect our operations in the country.

In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We filed objections contesting these assessments and subsequently initiated appeals. On January 16, 2026, the Company received an unfavorable decision related to the appeals. On February 9, 2026, we filed an action to pursue further appeal through the applicable appellate forum. The case remains pending. In addition, on October 16, 2026, the Company received an unfavorable ruling related to the withholding tax associated with these assessments and intends to appeal the decision.

We will continue to vigorously contest the adjustments and intend to exhaust all administrative and judicial remedies necessary in each of these jurisdictions to resolve the matters, which could be a lengthy process.

We regularly assess the likelihood of adverse outcomes resulting from examinations such as these to determine the adequacy of our tax reserves. There can be no assurance that these matters will be resolved in our favor, and an adverse outcome of any of these matters, or any future tax examinations involving similar assertions, could have a material effect on our financial condition, results of operations and cash flows.

Additionally, the European Union (EU) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. Pursuant to the implementation dates prescribed in the Directive, the rules became effective for the Company for the 2025 fiscal year. A significant number of other countries are expected to also implement similar legislation with varying effective dates. The Company has evaluated the impact of the global minimum tax rules under Pillar Two for the current interim period. The effect of Pillar Two has been reflected in the Company's estimated annual effective tax rate used to determine the income tax expense in accordance with ASC 740 for the quarter ended September 25, 2026.

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

RESULTS OF OPERATIONS

Consolidated Financial Results

The following summarizes the more significant factors impacting our operating results for the 13-week periods and 39-week periods ended September 25, 2026 (also referred to as the “third quarter of 2026” and "first nine months of 2026", respectively) and September 26, 2025 (also referred to as the “third quarter of 2025” and "first nine months of 2025").

	Quarter ended		Nine months ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	$1,095.3	$1,021.9	$3,358.5	$3,302.8
Gross profit	102.6	80.8	312.9	293.1
Selling, general and administrative expenses	67.2	52.1	190.9	151.5
Operating income (loss)	29.1	(21.8)	82.7	91.4

Net sales - Net sales for the third quarter of 2026 were $1,095.3 million, compared with $1,021.9 million in the third quarter of 2025. The increase in net sales was primarily driven by higher net sales in our prepared foods products segment due to our acquisition of Del Monte Foods during the first quarter of 2026, partially offset by lower net sales in our fresh and value-added products segment, primarily reflecting the strategic divestiture of our Mann Packing business in the fourth quarter of 2025, lower net sales of banana, avocados, and fresh cut fruit driven by lower sales volume, and the unfavorable impact of tariffs, including reductions in net sales for estimated customer tariff refunds in the current quarter and tariff-related price increases in North America in the prior-year period that did not recur.

For the first nine months of 2026, net sales were $3,358.5 million compared with $3,302.8 million for the first nine months of 2025. The increase in net sales was primarily driven by higher net sales in our prepared foods products segment due to our acquisition of Del Monte Foods during the first quarter of 2026, partially offset by lower net sales in our fresh and value-added products segment, primarily reflecting the sale of our Mann Packing business, lower net sales of banana driven by lower sales volume in North America, Asia and the Middle East, lower net sales of avocados due to industry-wide oversupply resulting in lower per-unit selling prices, and the impact of tariff-related price increases in North America during the prior year period.

Gross profit - Gross profit for the third quarter of 2026 was $102.6 million, compared with $80.8 million in the third quarter of 2025. The increase in gross profit was primarily driven by higher net sales, partially offset by higher per unit production and procurement costs in our fresh and value-added products and banana segments, higher ocean freight and distribution costs, and the unfavorable impact of fluctuations in exchange rates related to the Costa Rican colon, including approximately $6.8 million of adverse foreign currency impact for the third quarter of 2026 .

For the first nine months of 2026, gross profit was $312.9 million compared with $293.1 million for the first nine months of 2025. The increase in gross profit was primarily driven by higher net sales, partially offset by higher per unit production and procurement costs in our banana and fresh and value-added products segment, higher distribution costs, and the unfavorable impact of fluctuations in exchange rates, primarily related to the Costa Rican colon.

Gross profit for the first nine months of 2026 was negatively impacted by $2.3 million of charges, including $0.6 million of sales claims and $1.7 million of other product-related charges, primarily due to customer quality claims, product damage, and inventory write-offs related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. No other product-related charges were recorded during the third quarter of 2026.

Gross profit for the third quarter and first nine months of 2025 included $0.6 million and $0.5 million of other product related credits primarily consisting of insurance recoveries related to damages incurred as a result of Hurricane Beryl during July 2024.

Selling, general and administrative expenses - Selling, general and administrative expenses for the third quarter of 2026 increased by $15.1 million compared with the third quarter of 2025, and by $39.4 million in the first nine months of 2026 when compared with the first nine months of 2025. The increase in both periods was primarily driven by our acquisition of Del Monte Foods, including the addition of sales and marketing personnel as a result of our March acquisition of Del Monte Foods, partially offset by a reduction in expenses associated with our sale of our Mann Packing business during the fourth quarter of 2025.

Gain on disposal of property, plant and equipment, net - Gain on disposal of property, plant and equipment, net for the third quarter of 2026, was a gain of $2.5 million and primarily consisted of a $2.2 million gain related to proceeds received from the grant of a utility easement on farmland in Chile. For the first nine months of 2026, gain on disposal of property, plant and equipment, net of $4.3 million also included a $2.2 million gain on idle land in Chile.

Gain on disposal of property, plant and equipment, net for the third quarter of 2025 of $5.0 million primarily consisted of a $2.9 million gain from the sale of a carrier vessel and a $2.1 million gain on the sale of an idle property in Chile. For the first nine months of 2025, gain on disposal of property, plant and equipment, net of $5.9 million also included a $0.9 million gain on the sale of idle land in Guatemala.

Asset impairment and other charges, net - Asset impairment and other charges, net of $8.8 million for the third quarter of 2026 primarily consisted of $6.3 million of impairment charges related to the change in expected use and recoverability of property and equipment impacted by the prior quarter closure of four banana farms in Costa Rica, and $2.4 million of acquisition related expenditures associated with our prior acquisition of Del Monte Foods, including write-off of discontinued inventory and severance charges related to reorganization of its operations in Mexico and transition employees. For the first nine months of 2026, asset impairment and other charges, net of $43.6 million also included $16.1 million of impairment charges related to right-of-use assets acquired from Del Monte Foods for product lines we do not intend to operate, $10.6 million of additional impairment charges related to the closure of four banana farms in Costa Rica, $6.4 million of transaction costs and acquisition-related expenditures associated with our acquisition of Del Monte Foods and $1.6 million in property damage in Venezuela related to a June earthquake.

Asset impairment and other charges, net of $55.5 million for the third quarter of 2025 and $56.1 million for the first nine months of 2025 primarily consisted of charges incurred as a result of our decision to abandon operations at certain banana farms in the Philippines and the write-down of assets as a result of our divestiture of Mann Packing, which was completed during the fourth quarter of 2025.

Operating income - Operating income increased by $50.9 million in the third quarter of 2026 and decreased by $8.7 million for the first nine months of 2026 when compared with the prior-year period. The increase in the third quarter of 2026 was primarily driven by higher gross profit and lower asset impairment and other charges, net, partially offset by increased selling, general, and administrative expenses when compared to the prior-year period. The decrease for the first nine months of 2026 was primarily driven by higher selling, general and administrative expenses, partially offset by higher gross profit and lower asset impairment and other charges, net.

Interest expense - Interest expense increased by $3.9 million in the third quarter of 2026 and $6.1 million for the first nine months of 2026 when compared with the prior-year period primarily due to higher average debt balances during the respective periods as a result of the Del Monte Foods acquisition.

Income from equity method investments - Income from equity method investments decreased by $0.7 million in the third quarter of 2026. The decrease was primarily due to the liquidation of a fund in which we previously held an interest during the first quarter of 2026. For the first nine months of 2026, income from equity method investments was in line with the prior-year period.

Other (income) expense, net - Other (income) expense, net for the third quarter of 2026 was $0.6 million compared with $3.4 million for the third quarter of 2025. For the first nine months of 2026, other (income) expense, net was expense of $7.2 million compared with expense of $7.8 million for the first nine months of 2025. The change in both periods was primarily due to foreign currency gains in the current year period compared to foreign currency losses in the prior year period, primarily related to changes in the Costa Rican colon, British pound, and Japanese yen.

Income tax provision - Income tax provision increased to $7.1 million for the third quarter of 2026 compared with $4.2 million for the third quarter of 2025. The increase is primarily due to higher earnings in certain tax jurisdictions combined with the effect of an adjustment related to uncertain tax positions. For the first nine months of 2026, the income tax provision decreased to $20.9 million compared with $25.2 million for the first nine months of 2025. The decrease is primarily due to decreased earnings in certain tax jurisdictions partially offset by the effect of an adjustment related to uncertain tax positions.

Financial Results by Segment

The following table presents net sales and gross profit by segment (U.S. dollars in millions), and in each case, the percentage of the total represented thereby and gross margin percentage:

	Quarter ended
	September 25, 2026					September 26, 2025
Segment	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$461.3	42%	$50.5	49%	10.9%	$549.0	54%	$64.3	79%	11.7%
Banana	313.3	29%	(2.7)	(3)%	(0.9)%	358.0	35%	4.6	6%	1.3%
Prepared foods	261.2	24%	45.8	45%	17.5%	61.5	6%	4.0	5%	6.5%
Other products and services	59.5	5%	9.0	9%	15.1%	53.4	5%	7.9	10%	14.8%
Total	$1,095.3	100%	$102.6	100%	9.4%	$1,021.9	100%	$80.8	100%	7.9%

	Nine months ended
	September 25, 2026					September 26, 2025
	Net Sales		Gross Profit		Gross Margin	Net Sales		Gross Profit		Gross Margin
Fresh and value-added products	$1,579.5	47%	$173.2	55%	11.0%	$1,811.1	55%	$198.4	68%	11.0%
Banana	1,031.6	31%	22.2	7%	2.2%	1,131.7	34%	51.4	18%	4.5%
Prepared foods	579.8	17%	99.3	32%	17.1%	205.1	6%	24.0	8%	11.7%
Other products and services	167.6	5%	18.2	6%	10.9%	154.9	5%	19.3	6%	12.5%
Totals	$3,358.5	100%	$312.9	100%	9.3%	$3,302.8	100%	$293.1	100%	8.9%

Third Quarter of 2026 Compared with Third Quarter of 2025

Fresh and value-added products

Net sales for the third quarter of 2026 were $461.3 million, compared with $549.0 million in the prior-year period. The decrease in net sales was primarily a result of strategic reductions in our fresh and fresh-cut vegetables business, including the divestiture of our Mann Packing business during the fourth quarter of 2025, and lower sales volume of avocado due to lower procurement volumes, and the unfavorable impact of tariffs, including reductions in net sales for accruals of estimated customer tariff refunds in the current quarter and tariff-related price increases in North America in the prior-year period that did not recur.

Gross profit for the third quarter of 2026 was $50.5 million, compared with $64.3 million in the prior-year period. The decrease in gross profit was primarily driven by lower net sales, higher per-unit production costs of pineapples and fresh-cut fruit, higher distribution costs and the unfavorable impact of fluctuations in exchange rates primarily related to the Costa Rican colon and Mexican peso. The decrease was partially offset by our fourth quarter 2025 divestiture of our Mann Packing business, which generated negative gross profit in the prior-year period. Gross margin decreased to 10.9% from 11.7% in the prior-year period.

Banana

Net sales for the third quarter of 2026 were $313.3 million, compared with $358.0 million in the prior-year period. The decrease in net sales was primarily a result of lower sales volume in North America due to increased market competition and in the Middle East due to lower supply and the impact of geopolitical conflicts in the region, as well as the unfavorable impact of tariffs, including reductions in net sales for accruals of estimated customer tariff refunds in the current quarter and tariff-related price increases in North America in the prior-year period that did not recur. The decrease was partially offset by higher per unit selling prices of bananas in North America.

Gross profit for the third quarter of 2026 was $(2.7) million, compared with $4.6 million in the prior-year period. The decrease in gross profit was primarily driven by lower net sales, higher production costs due to adverse weather linked to El Niño, higher ocean freight costs, higher distribution costs due to inland freight and the unfavorable impact of fluctuations in exchange rates related to the Costa Rican colon. Gross margin decreased to (0.9)% from 1.3% in the prior-year period.

Prepared foods

Net sales for the third quarter of 2026 were $261.2 million, compared with $61.5 million in the prior-year period. The increase in net sales was primarily driven by our acquisition of Del Monte Foods in March 2026 and was partially offset by lower net sales in North America due to a lower availability of fruit inputs, including pineapple, used in concentrate.

Gross profit for the third quarter of 2026 was $45.8 million, compared with $4.0 million in the prior-year period. The increase in gross profit was primarily driven by higher net sales, including our acquisition of Del Monte Foods during the first quarter of 2026, partially offset by higher distribution costs. Gross margin increased to 17.5% from 6.5% in the prior-year period.

Other products and services

Net sales for the third quarter of 2026 were $59.5 million, compared with $53.4 million in the prior-year period. The increase in net sales was primarily the result of higher net sales in our third-party freight services business due to higher volume and shipping rates and poultry and meats business due to higher production volumes, partially offset by lower net sales in our specialty ingredients business due to lower production volumes.

Gross profit was $9.0 million for the third quarter of 2026, compared with $7.9 million in the prior-year period. The increase in gross profit was primarily a result of higher net sales, partially offset by higher fuel costs. Gross margin increased to 15.1% from 14.8% in the prior-year period.

First Nine Months of 2026 Compared with First Nine Months of 2025

Fresh and value-added products

Net sales for the first nine months of 2026 were $1,579.5 million, compared with $1,811.1 million in the prior-year period. The decrease in net sales was primarily a result of strategic reductions in our fresh and fresh-cut vegetables business, including the divestiture of our Mann Packing business during the fourth quarter of 2025 and lower per-unit selling prices of avocado due to industry-wide over supply, partially offset by higher net sales of melons due to increased demand in North America. Additionally, the decrease reflects the effect of tariffs on the segment, including reductions in net sales for accruals of estimated customer tariff refunds in the current quarter and tariff-related price increases in North America in the prior-year period that did not recur.

Gross profit for the first nine months of 2026 was $173.2 million, compared with $198.4 million in the prior-year period. The decrease in gross profit was primarily driven by lower net sales, higher per-unit production and procurement costs of pineapples and fresh-cut fruit, higher distribution and ocean freight costs, and the unfavorable impact of fluctuations in exchange rates primarily related to the Costa Rican colon and Mexican peso. The decrease was partially offset by our fourth quarter 2025 divestiture of our Mann Packing business, which generated negative gross profit in the prior-year period.

Gross profit for the first nine months of 2026 was negatively impacted by $0.8 million of charges, including $0.1 million of sales claims and $0.7 million of other product-related charges, primarily due to customer quality claims, product damages and write-off of inventory related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. Gross profit for the first nine months of 2025 included $0.2 million of other product-related credits as a result of insurance recoveries related to damages incurred during Hurricane Beryl in July 2024. Gross margin of 11.0% was in line with 11.0% in the prior-year period.

Banana

Net sales for the first nine months of 2026 were $1,031.6 million, compared with $1,131.7 million in the prior-year period. The decrease in net sales was primarily a result of lower sales volume in North America due to weak market demand and competitive market conditions and in Asia and the Middle East due to lower supply, including the impact of a supplier change during the first quarter of 2026. The decrease in net sales was partially offset by the favorable impact of fluctuations in exchange rates, primarily related to the euro. Additionally, the prior-year period reflects the impact of tariff-related price increases in North America which did not recur during the current period.

Gross profit for the first nine months of 2026 was $22.2 million, compared with $51.4 million in the prior-year period. The decrease in gross profit was primarily driven by lower net sales, higher per-unit production and procurement costs, higher ocean freight costs and the unfavorable impact of fluctuations in exchange rates related to the Costa Rican colon.

Gross profit for the first nine months of 2026 was negatively impacted by $1.5 million of charges, including $0.5 million of sales claims and $1.0 million of other product-related charges, primarily due to customer quality claims, product damage, and inventory write-offs related to disruptions to shipping lanes in the Strait of Hormuz associated with geopolitical developments in the region. Gross profit for the first nine months of 2025 included $0.4 million of other product-related credits as a result of insurance recoveries related to damages incurred during Hurricane Beryl in July 2024. Gross margin decreased to 2.2% from 4.5% in the prior-year period.

Prepared foods

Net sales for the first nine months of 2026 were $579.8 million, compared with $205.1 million in the prior-year period. The increase in net sales was primarily driven by our acquisition of Del Monte Foods in March 2026, partially offset by lower net sales in North America and the Middle East due to a lower availability of fruit inputs, including pineapple, used in canned pineapple and concentrate.

Gross profit for the first nine months of 2026 was $99.3 million, compared with $24.0 million in the prior-year period. The increase in gross profit was primarily driven by higher net sales, including our acquisition of Del Monte Foods during the first quarter of 2026, partially offset by higher per-unit production and distribution costs. Gross margin increased to 17.1% from 11.7% in the prior-year period.

Other products and services

Net sales for the first nine months of 2026 were $167.6 million, compared with $154.9 million in the prior-year period. The increase in net sales was primarily the result of higher net sales of our third-party freight services business.

Gross profit was $18.2 million for the first nine months of 2026, compared with $19.3 million in the prior-year period. The decrease in gross profit was primarily a result of lower per-unit selling prices in our poultry and meats business and higher fuel costs, partially offset by higher net sales. Gross margin decreased to 10.9% from 12.5% in the prior-year period.

Liquidity and Capital Resources

Del Monte Corporation is a holding company whose only significant asset is the outstanding capital stock of our subsidiaries that directly or indirectly own all of our assets. We conduct all of our business operations through our subsidiaries. Accordingly, as of September 25, 2026, our principal sources of liquidity were (i) cash generated from operations of our subsidiaries, (ii) our combined $953 million of credit facilities, including $900 million associated with our amended senior unsecured revolving credit facility, with an available capacity of approximately $452 million and (iii) existing cash and cash equivalents of $21.1 million. The loan commitments under our credit facilities can be used for working capital or other general corporate purposes. On a long-term basis, we will continue to rely on our credit facilities for any long-term funding not provided by cash generated from operations of our subsidiaries.

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

On July 15, 2026, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the "2026 Amended Credit Agreement") with Bank of America, N.A. as administrative agent and certain other lenders. The 2026 Amended Credit Agreement amended our amended senior unsecured revolving credit facility to, among other things, increase commitments available under the credit facility from $0.75 billion to $0.90 billion. For additional information, refer to Note 10. “Debt and Finance Lease Obligations” of the accompanying unaudited consolidated financial statements for a further discussion of this amendment.

On February 21, 2025, our Board of Directors approved a stock repurchase program ("Stock Repurchase Program") of up to $150 million of our ordinary shares. During the first nine months of 2026, we repurchased 565,213 shares for $20.0 million under the Stock Repurchase Program. As of September 25, 2026, the maximum dollar value of shares yet to be repurchased under the Stock Repurchase Program was $100,150,342. The Stock Repurchase Program has no expiration date and will continue until otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion.

A summary of our cash flows is as follows (U.S. dollars in millions):

	Nine months ended
	September 25, 2026	September 26, 2025
Summary cash flow information:
Net cash provided by operating activities	$53.1	$234.2
Net cash used in investing activities	(330.4)	(34.4)
Net cash provided by (used in) financing activities	240.6	(135.3)
Effect of exchange rate changes on cash	(2.9)	0.1
Net (decrease) increase in cash, cash equivalents and restricted cash	(39.6)	64.6
Cash, cash equivalents and restricted cash, beginning	64.2	32.6
Cash, cash equivalents and restricted cash, ending	$24.6	$97.2

Operating Activities

Net cash provided by operating activities was $53.1 million for the nine months ended September 25, 2026 compared with $234.2 million for the nine months ended September 26, 2025, a decrease of $181.1 million. The primary driver of cash flows in both years was net earnings, with the decrease in net cash provided by operating activities during the nine months ended September 25, 2026, being primarily attributable to the effect of working capital fluctuations, mainly due to higher levels of inventory and trade receivables due to our March acquisition of Del Monte Foods. The decrease was also impacted by the change in non-cash items, including lower asset impairments compared to the prior year period.

At September 25, 2026, we had working capital of $809.2 million, compared with $611.5 million at December 26, 2025, an increase of $197.7 million. The increase in working capital was primarily due to higher levels of inventory and trade accounts receivable, partially offset by higher levels of accounts payable and accrued expenses. The changes in working capital during the period were primarily due to our March acquisition of select assets of Del Monte Foods which was funded primarily with long-term debt from our existing credit facilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 25, 2026 was $330.4 million, compared with net cash used in investing activities of $34.4 million for the nine months ended September 26, 2025. Net cash used in investing activities for the nine months ended September 25, 2026 primarily consisted of our acquisition of select assets of Del Monte Foods, net of cash, for $307.7 million, capital expenditures of $69.2 million which mainly included expenditures related to (i) improvements to our banana and pineapple operations in Central America, (ii) an additional warehouse for our prepared foods business in North America subsequent to our acquisition of Del Monte Foods and (iii) improvements to our fresh-cut fruit operations in Europe. Net cash used in investing activities for the nine months ended September 25, 2026 also included $7.0 million in investments in unconsolidated companies in the food, nutrition and health sector that align with our long-term strategy and vision. Partially offsetting the net cash used in investing activities for the nine months ended September 25, 2026 were distributions received of $29.6 million due to the liquidation of an unconsolidated investment and proceeds from the distribution during the first quarter of 2026 and the sale of property, plant and equipment of $23.9 million which primarily relate to cash collected during the period related to the 2025 sale of our Mann Packing business, the sale of idle land in Chile, and proceeds received from the grant of a utility easement on farmland in Chile.

Net cash used in investing activities for the nine months ended September 26, 2025 primarily consisted of capital expenditures of $35.7 million which mainly related to (i) improvements to our banana and pineapple operations in Central America and (ii) investments in our operations and production facilities in North America benefiting both our fresh and value-added products and banana segments, and (iii) improvements to our pineapple operations in Kenya. Net cash used in investing activities for the nine months ended September 26, 2025 also included $11.7 million in investments in unconsolidated companies in the food and nutrition sector. Partially offsetting the net cash used in investing activities for the nine months ended September 26, 2025 were proceeds from the sale of property, plant and equipment of $11.8 million which primarily related to the sale of a carrier vessel, two idle properties in Chile and idle land in Guatemala.

Financing Activities

Net cash provided by financing activities for the nine months ended September 25, 2026 was $240.6 million, compared with net cash used in financing activities of $135.3 million for the nine months ended September 26, 2025. Net cash provided by financing activities for the nine months ended September 25, 2026 primarily consisted of net borrowings of debt of $309.5 million partially offset by dividends paid of $42.5 million and the repurchase and retirement of ordinary shares of $20.1 million as part of our previously announced stock repurchase program.

Net cash used in financing activities for the nine months ended September 26, 2025 primarily consisted of net repayments on debt of $71.1 million, dividends paid of $43.1 million and the repurchase and retirement of ordinary shares of $14.8 million as part of our stock repurchase program.

Debt Instruments and Debt Service Requirements

On February 21, 2024, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the "Prior Amended Credit Agreement") with Bank of America, N.A. as administrative agent and BofA Securities, Inc. as sole lead arranger and sole bookrunner and certain other lenders. On July 15, 2026, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the "2026 Amended Credit Agreement") with Bank of America, N.A. as administrative agent and certain other lenders. The 2026 Amended Credit Agreement amended the Prior Amended Credit Agreement to, among other things, increase commitments available under the Prior Amended Credit Agreement from $0.75 billion to $0.90 billion and amend and restate the definition of the Term SOFR rate to remove the ten basis point adjustment to SOFR included in the Prior Amended Credit Agreement. The 2026 Amended Credit Agreement provides for a $0.90 billion syndicated senior unsecured revolving credit facility maturing on February 21, 2029. Amounts borrowed under the revolving credit facility accrue interest at a rate equal to the Term SOFR rate plus a margin that ranges from 1.0% to 1.625% based on our Consolidated Leverage Ratio (as defined in the 2026 Amended Credit Agreement). The 2026 Amended Credit Agreement also permits, under certain conditions, $200 million of Permitted Receivables Financing (as defined in the 2026 Amended Credit Facility). In addition, we pay a fee on unused commitments at a rate equal to 0.150% to 0.250% based on our Consolidated Leverage Ratio. We intend to use funds borrowed under the 2026 Amended Credit Agreement from time to time for general corporate purposes, working capital, capital expenditures and other permitted investment opportunities.

The 2026 Amended Credit Agreement provides for an accordion feature that permits us, without the consent of the other lenders, to request that one or more lenders provide us with increases in revolving credit facility or term loans up to an aggregate of $300 million (“Incremental Increases”) less the total aggregate initial principal amount of Incremental Increases previously incurred as defined in the 2026 Amended Credit Agreement. The aggregate amount of Incremental Increases can be further increased to the extent that after giving effect to the proposed increase in revolving credit facility commitments or term loans our Consolidated Leverage Ratio, on a pro forma basis, would not exceed 2.75 to 1.00. Our ability to request such increases or term loans is subject to our compliance with customary conditions set forth in the 2026 Amended Credit Agreement including compliance, on a pro forma basis, with certain financial covenants and ratios. Upon our request, each lender may decide, in its sole discretion, whether to increase all or a portion of its revolving credit facility commitment or provide term loans.

The 2026 Amended Credit Agreement financial covenants requires us to maintain 1) a Consolidated Leverage Ratio of not more than 3.75 to 1.00 at any time during any period of four consecutive fiscal quarters, subject to certain exceptions and 2) minimum Consolidated Interest Coverage Ratio of not less than 2.25 to 1.00 as of the end of any fiscal quarter. As a result of our March 19, 2026 acquisition of select assets of Del Monte Foods meeting the definition of a Permitted Acquisition as defined in the 2026 Amended Credit Agreement, the Consolidated Leverage Ratio required to be maintained was increased to not exceed 4.25 to 1.00 as of the end of the quarter ended September 25, 2026 and will remain at that level for the succeeding three fiscal quarters from the date of the acquisition.

Additionally, it requires us to comply with certain other covenants, including limitations on capital investments, the amount of dividends that can be paid in the future, the amounts and types of liens and indebtedness, material asset sales, and mergers. Under the 2026 Amended Credit Agreement, we are permitted to declare or pay cash dividends in any fiscal year up to an amount that does not exceed the greater of (i) an amount equal to (1) the greater of (A) 50% of the Consolidated Net Income (as defined in the 2026 Amended Credit Agreement) for the immediately preceding fiscal year or (B) $25 million (the "Base Dividend Basket") plus (2) commencing in the fiscal year ending December 26, 2025 any portion of the Base Dividend Basket not used in the immediately preceding fiscal year, or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of declaration or payment) to exceed 3.50 to 1.00. It also provides an allowance for stock repurchases to be an amount not exceeding the greater of (i) (A) $50,000,000 (the "Base Redemption Basket") plus (B) commencing in the fiscal year ending December 26, 2025, any portion of the Base Redemption Basket not used in the immediately preceding fiscal year or (ii) the greatest amount which would not cause the Consolidated Leverage Ratio (determined on a pro forma basis as of the date of such repurchase) to exceed 3.50 to 1.00. As of September 25, 2026, we were in compliance with all the covenants contained in the 2026 Amended Credit Agreement.

In addition to the indebtedness under our 2026 Amended Credit Agreement, our material cash requirements include contractual obligations from other working capital facilities and lease obligations. Refer to Note 10. "Debt and Finance Lease Obligations" of the accompanying unaudited consolidated financial statements for more information regarding these material cash requirements.

As of September 25, 2026, we had $452.0 million unused borrowing capacity, net of letters of credit and guarantees, primarily under the 2026 Amended Credit Agreement.

We believe that our cash on hand, borrowing capacity available under our 2026 Amended Credit Agreement and cash flows from operations for the next twelve months will be sufficient to meet our cash requirements and service our outstanding debt during the next twelve months. However, we cannot predict whether future developments associated with the current economic environment will materially adversely affect our long-term liquidity position. Our liquidity assumptions, the adequacy of our available funding sources, and our ability to meet our 2026 Amended Credit Agreement covenants are dependent on many additional factors, including those set forth in “Item 1A. Risk Factors” of our Form 10-K for the year ended December 26, 2025.

Contractual Obligations

As of September 25, 2026, there were no material changes in our commitments or contractual obligations as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2025.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies and estimates can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the fiscal year ended December 26, 2025. There were no material changes to these critical accounting policies or estimates during the third quarter of 2026.

Fair Value Measurements

Our results of operations and financial condition are exposed to fluctuations in currency exchange rates against the U.S. dollar, and we mitigate that exposure by entering into foreign currency forward contracts. Certain of our subsidiaries periodically enter into foreign currency forward contracts in order to hedge portions of forecasted sales or cost of sales denominated in foreign currencies which generally expire within one year. The fair value of our foreign currency cash flow hedges was a net asset position of $5.1 million as of September 25, 2026 compared to a net liability position of $1.0 million as of December 26, 2025 due to the relative strengthening of exchange rates when compared to contracted rates, primarily related to our Euro and Costa Rican colon forward contracts, during the nine months ended September 25, 2026.

We are exposed to fluctuations in variable interest rates on our results of operations and financial condition, and we mitigate that exposure by entering into interest rate swaps from time to time. During 2018, we entered into interest rate swaps in order to hedge the risk of the fluctuation on future interest payments related to a portion of our variable rate borrowings through 2028. On July 19, 2024, we agreed to terminate our outstanding interest rate swap agreement in exchange for $7.3 million, net of fees of $0.2 million. Based on our assessment that the originally hedged cash flows associated with our variable rate borrowings remain probable, the proceeds received as a result of the termination of our outstanding interest rate swap agreement will remain in accumulated other comprehensive loss and be reclassified to earnings through interest expense over the remaining life of the hedged debt. At September 25, 2026, $1.8 million remained in accumulated other comprehensive loss related to the terminated interest rate swap, of which $1.0 million is expected to be reclassified to earnings through interest expense over the next twelve months.

We enter into derivative instruments with counterparties that are highly rated and do not expect a deterioration of our counterparty’s credit ratings; however, the deterioration of our counterparty’s credit ratings would affect the Consolidated Financial Statements in the recognition of the fair value of the hedges that would be transferred to earnings as the contracts settle. We expect that $6.1 million of the net fair value of our cash flow hedges recognized as a net gain in accumulated other comprehensive loss, inclusive of amounts associated with our interest rate swap terminated during the quarter ended June 28, 2024, will be transferred to earnings during the next 12 months, and the remaining net gain of $0.8 million over the following 2 years, along with the earnings effect of the related forecasted transactions.

The fair value of the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks are sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of these assets. We disclosed the sensitivity related to the banana reporting unit's goodwill and the prepared food reporting unit's goodwill and trade names and trademarks in our Annual Report on Form 10-K for the year ended December 26, 2025. During the quarter ended September 25, 2026, we did not record impairment charges associated with these reporting units, however we continue to monitor their performance.

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

During and subsequent to the quarter and nine months ended September 25, 2026, escalation of the conflict in the Middle East has resulted in significant disruption to shipping activities through the Strait of Hormuz and commercial activities globally, leading to increased variability of pricing and availability in certain commodity markets such as shipping fuel, diesel fuel and fertilizer which impact our distribution, ocean freight, and product costs. We cannot predict whether future developments associated with the conflict, including the length of heightened volatility in commodity markets or its impact on consumer demand, will result in changes to our projected cash flows or discount rates used that may lead to impairment of our goodwill.

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
•our expectations regarding the impact on our business operations of any geopolitical conflicts, including shipping disruptions and volatility in commodity prices as a result of the ongoing conflicts in the Middle East and the ongoing conflicts between Russia and Ukraine;
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
•our beliefs related to the sufficiency of our capital resources, including that our cash on hand, capacity under our 2026 Amended Credit Agreement and cash flows from operations for the next twelve months will be sufficient to service our outstanding debt during the next twelve months;
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
•the impact of tariffs and other governmental trade restrictions, including developments relating to IEEPA tariff refunds;
•our exposure to political, economic and other risks from operating a multinational business, which could have a material adverse effect on our results and financial condition;
•the impact of increased costs for many of our products, including bananas, pineapples, avocados and other fresh produce;
•the impact on our business operations of any geopolitical conflicts, including shipping disruptions and volatility in commodity prices as a result of the ongoing conflicts in the Middle East and the ongoing conflicts between Russia and Ukraine;
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
•the impact of crop disease as well as our ability to improve our existing quarantine policies and other prevention strategies, as well as find contingency plans, to protect our and our suppliers' banana crops from vascular diseases, including Tropical Race 4, or TR4 (also known as Panama Disease);
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

Item 4.        Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 25, 2026. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Such officers also confirm that there were no changes to our internal control over financial reporting during the quarter ended September 25, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting with exception of the acquisition noted below.

On March 19, 2026, we completed our acquisition of select assets of Del Monte Foods Corporation II Inc. and its affiliates ("Del Monte Foods") following a court-supervised bankruptcy auction process under Section 363 of the U.S. Bankruptcy Code. As a result of the acquisition, management is evaluating the existing controls and procedures of the acquired business and integrating Del Monte Foods into our internal control over financial reporting. In accordance with interpretive guidance issued by the SEC staff, management is permitted to exclude an acquired business from its annual assessment of internal control over financial reporting in the first year subsequent to acquisition. In light of the overlap between disclosure controls and procedures and internal control over financial reporting, we have excluded the portion of disclosure controls and procedures that are subsumed within the internal control over financial reporting of Del Monte Foods from management's evaluation of our disclosure controls and procedures as of September 25, 2026. The total assets and total revenues excluded from our assessment represented 13% and 12% as of and for the nine months ended September 25, 2026.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Tax related matters

In one foreign jurisdiction, we are currently contesting tax assessments related to the 2012-2015 audit years and the 2016 audit year in both the administrative court and the judicial court. During 2019 and 2020, we filed actions contesting the tax assessment in the administrative office. Our initial challenge to each of these tax assessments was rejected, and we subsequently lost our appeals at the administrative court. We have subsequently filed actions to contest each of these tax assessments in the country’s judicial courts. In addition, we have filed a request for injunction to the judicial court to stay the tax authorities' collection efforts for these two tax assessments, pending final judicial decisions. The court granted our injunction with respect to the 2016 audit year, however denied our injunction with respect to the 2012-2015 audit years. We timely appealed the denial of the injunction, and on August 10, 2022 the appellate court overturned the denial and granted our injunction for the 2012-2015 audit years with a trial date set for July 4, 2025. During June 2025, we were notified of the hearing being suspended until further notice due to a pending constitutional remedy affecting a rule included in the arguments. During the quarter ended September 25, 2026, constitutional remedy was resolved and a hearing was scheduled for May 7, 2027. Pursuant to local law, we registered real estate collateral with an approximate fair market value of $8.1 million in connection with the grant of the 2016 audit year injunction. This real estate collateral has a net book value of $3.8 million as of the quarter ended September 25, 2026. In addition, in connection with the grant of the 2012-2015 audit year injunction, we registered real estate collateral with an approximate fair market value of $33.8 million, and a net book value of $4.6 million as of the quarter ended September 25, 2026. The registration of this real estate collateral does not affect our operations in the country.

In the second foreign jurisdiction, the administrative court denied our appeal, and on March 4, 2020 we filed an action in the judicial court to contest the administrative court's decision. The case is still pending.

In the third foreign jurisdiction, we received tax assessments related to the 2018-2021 audit years. We filed objections contesting these assessments and subsequently initiated appeals. On January 16, 2026, the Company received an unfavorable decision related to the appeals. On February 9, 2026, we filed an action to pursue further appeal through the applicable appellate forum. The case remains pending. In addition, on October 16, 2026, the Company received an unfavorable ruling related to the withholding tax associated with these assessments and intends to appeal the decision.

We will continue to vigorously contest the adjustments and intend to exhaust all administrative and judicial remedies necessary in each of these jurisdictions to resolve the matters, which could be a lengthy process.

Item 5.        Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 25, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits

Exhibit No.	Description
10.1
Amendment No. 3 to the Second Amended and Restated Credit Agreement, dated as of July 15, 2026, by and among Del Monte Corporation, and certain subsidiaries named therein and the lenders and agents named therein (incorporated by reference to Exhibit 10.30A to our Current Report on Form 8-K filed with the SEC on July 21, 2026).

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
_____________________
*    Furnished herewith.
**    Filed herewith.
***    Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 25, 2026 and December 26, 2025, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 25, 2026 and September 26, 2025, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 25, 2026 and September 26, 2025, (iv) Consolidated Statements of Cash Flows for the nine months ended September 25, 2026 and September 26, 2025, (v) Consolidated Statements of Shareholders' Equity for the quarters and nine months ended September 25, 2026 and September 26, 2025 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Del Monte Corporation

Date:	October 28, 2026	By:	/s/ Mohammed Abbas
Mohammed Abbas
President & Chief Operating Officer (Duly Authorized Officer)

		By:	/s/ Monica Vicente
Monica Vicente
Senior Vice President & Chief Financial Officer (Principal Financial Officer)